Form 10-K
period 2024-12-31
Transocean Ltd.
filed 2025-02-18
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, 875,456,314 shares were outstanding and the aggregate market value of shares held by non-affiliates was approximately $4.68 billion (based on the reported closing market price of the shares of Transocean Ltd. on June 30, 2024 of $5.35 per share and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 11, 2025, 878,886,948 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2024, for its 2025 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this annual report include, but are not limited to, statements about the following subjects:

◾	the effect of any disputes and actions with respect to production levels by, among or between major oil and gas producing countries and any expectations we may have with respect thereto;
◾	our results of operations, our cash flow from operations, our revenue efficiency and other performance indicators and optimization of rig-based spending;
◾	the offshore drilling market, including the effects of variations in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for our industry or the various geographies in which we operate;
◾	customer drilling contracts, including contract backlog, force majeure provisions, contract awards, commencements, extensions, cancellations, terminations, renegotiations, contract option exercises, contract revenues, early termination fees, indemnity provisions and rig mobilizations;
◾	the addition of renewable or other energy alternatives to meet local, regional or global demand for energy, efforts by us or our customers, to reduce greenhouse gas emissions or operating intensity thereof;
◾	liquidity, including availability under our Secured Credit Facility, as defined below, and adequacy of cash flows for our obligations;
◾	debt, including interest rates, credit ratings and our evaluation or decisions with respect to any potential liability management transactions or strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure and any litigation, potential or alleged defaults and discussions with creditors related thereto;
◾	newbuild, upgrade, shipyard, reactivations and other capital projects, including the level of expected capital expenditures and the timing and cost of completing capital projects, delivery and operating commencement dates, relinquishment or abandonment, expected downtime and lost revenues;
◾	the cost and timing of acquisitions, reactivations and the proceeds and timing of dispositions;
◾	tax matters, including our effective tax rate, uncertain tax positions, changes in tax laws, treaties and regulations, tax assessments, tax incentive programs and liabilities for tax issues in the tax jurisdictions in which we operate or have a taxable presence;
◾	legal and regulatory matters, including results and effects of current or potential legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;
◾	insurance matters, risk tolerance and risk response, including adequacy and solvency of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
◾	effects of accounting changes and adoption of accounting policies; and
◾	investment in recruitment, retention and personnel development initiatives, the timing of, and other matters concerning, severance payments, benefit payments and maintaining agreements with labor unions.

Forward-looking statements in this annual report are identifiable by use of the following words and other similar expressions:

◾	anticipates	◾	budgets	◾	estimates	◾	forecasts	◾	may	◾	plans	◾	projects	◾	should
◾	believes	◾	could	◾	expects	◾	intends	◾	might	◾	predicts	◾	scheduled

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾	those described under “Item 1A. Risk Factors” in this annual report on Form 10-K;
◾	the effects of actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and other oil and natural gas producing countries with respect to production levels or other matters related to the prices of oil and natural gas;
◾	the adequacy of and access to our sources of liquidity;
◾	our inability to renew drilling contracts at comparable, or improved, dayrates and to obtain drilling contracts for our rigs that do not have contracts;
◾	our operational performance;
◾	the cancellation of drilling contracts currently included in our reported contract backlog;
◾	losses on impairment of long-lived assets;
◾	shipyard and other delays;
◾	the results of meetings of our shareholders;
◾	changes in political, social and economic conditions;
◾	the possibility of changes in tax, environmental, trade, immigration and other laws, regulations and policies, including the imposition of tariffs, economic or trade sanctions or other trade barriers and actions of government that impact, whether directly or indirectly, oil and gas operations;
◾	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies;
◾	the effects of public health threats, pandemics and epidemics and the potential adverse impacts thereof;
◾	the availability of borrowings under our Secured Credit Facility, as defined below, as well as the timing of any amendments thereto; and
◾	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

PART I

Item 1.Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 11, 2025, we owned or had partial ownership interests in and operated 34 mobile offshore drilling units, consisting of 26 ultra-deepwater floaters and eight harsh environment floaters.

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

Transocean Ltd. is a Swiss corporation with its registered office in Steinhausen, Canton of Zug and with principal executive offices located at Turmstrasse 30, 6312 Steinhausen, Switzerland.  Our telephone number at that address is +41 41 749-0500.  Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  For information about the revenues, operating income, assets and other information related to our business and the geographic areas in which we operate, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Note 5—Revenues and Note 6—Long-Lived Assets.”

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

Drillships are floating vessels that are shaped like conventional ships, generally self-propelled and considered to be the most mobile of the major rig types.  Drillships typically have greater deck load and storage capacity than semisubmersible rigs, which provides logistical and resupply efficiency benefits for customers.  Drillships are generally better suited to operations in calmer sea conditions and typically do not operate in areas considered to be harsh environments.  All of our high-specification drillships are equipped with dynamic positioning thruster systems, which allows them to maintain position without anchors through the use of onboard propulsion and station-keeping systems.  We have two ultra-deepwater drillships that are equipped with an industry-leading, 1,700 short ton hoisting capacity.  We have 23 ultra-deepwater drillships that are equipped with our patented dual-activity technology.  Dual-activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to allow these drillships to perform simultaneous drilling tasks in a parallel, rather than a sequential manner, which reduces critical path activity and improves efficiency in both exploration and development drilling.

Semisubmersibles are floating vessels that can be partially submerged by means of a water ballast system such that the lower column sections and pontoons are below the water surface during drilling operations.  Semisubmersibles are known for stability, making them well suited for operating in rough sea conditions.  Semisubmersible floaters are capable of maintaining their position over a well either through dynamic positioning or the use of mooring systems.  Although most semisubmersible rigs are relocated with the assistance of tugs, some units are self-propelled and move between locations under their own power when afloat on pontoons.  Three of our nine semisubmersibles are equipped with dual-activity technology and also have mooring capability.  Two of these three dual-activity units are custom-designed, high-capacity semisubmersible drilling rigs, equipped for year-round operations in harsh environments, such as those of the Norwegian continental shelf and sub-Arctic waters.

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

Fleet status—Depending on market conditions, we may idle or stack our non-contracted rigs.  An idle rig is between drilling contracts, readily available for operations, and operating costs are typically at or near normal operating levels.  A stacked rig typically has reduced operating and maintenance costs, is staffed by a reduced crew or has no crew and is (a) preparing for an extended period of inactivity, (b) expected to continue to be inactive for an extended period or (c) completing a period of extended inactivity.  Stacked rigs will continue to incur operating costs at or above normal operating levels for approximately 30 days following initiation of stacking.  Some idle rigs and all stacked rigs require additional costs to return to service.  The actual cost to return to service, which in many instances could be significant and could fluctuate over time, depends upon various factors, including the availability and cost of shipyard facilities, the cost of equipment and materials, the extent of repairs, maintenance and commercial upgrades that may ultimately be required, the length of time a rig has spent in stacking mode and the time and cost of assembling and training crew.  We consider these factors, together with market conditions, length of contract, dayrate and other contract terms, when deciding whether to return a stacked rig to service.  We may not return some stacked rigs to work for drilling services.

Drilling units—The following table, presented as of February 12, 2025, provides certain specifications for our rigs, excluding rigs classified as held for sale.  Unless otherwise noted, the stated location of each rig indicates either the current drilling location, if the rig is operating, or the next operating location, if the rig is in shipyard with a follow-on contract.  The dates provided represent the year placed into service, and, if applicable, the year of the most recent upgrade.  As of February 12, 2025, we owned all of the drilling rigs in our fleet noted in the tables below, except for the ultra-deepwater floater Petrobras 10000, which is subject to a finance lease through August 2029.

		Year	Hook	Water	Drilling		Contracted
		entered	load	depth	depth		location or
		service /	capacity	capacity	capacity		standby
Rig category and name	Type	upgraded	(short tons)	(in feet)	(in feet)	Specifications	status
Ultra-deepwater floaters (26)
Deepwater Titan	Drillship	2023	1,700	12,000	40,000	(a) (b) (c)	U.S. Gulf
Deepwater Atlas	Drillship	2022	1,700	12,000	40,000	(a) (b) (d)	U.S. Gulf
Deepwater Aquila	Drillship	2024	1,400	12,000	40,000	(a) (b) (e)	Brazil
Deepwater Poseidon	Drillship	2018	1,400	12,000	40,000	(a) (b) (f) (g)	U.S. Gulf
Deepwater Pontus	Drillship	2017	1,400	12,000	40,000	(a) (b) (f) (g)	U.S. Gulf
Deepwater Conqueror	Drillship	2016	1,400	12,000	40,000	(a) (b) (f) (g)	U.S. Gulf
Deepwater Proteus	Drillship	2016	1,400	12,000	40,000	(a) (b) (f) (g)	U.S. Gulf
Deepwater Thalassa	Drillship	2016	1,400	12,000	40,000	(a) (b) (f) (g)	U.S. Gulf
Deepwater Asgard	Drillship	2014	1,400	12,000	40,000	(a) (b) (f)	U.S. Gulf
Deepwater Invictus	Drillship	2014	1,400	12,000	40,000	(a) (b) (f)	U.S. Gulf
Ocean Rig Apollo	Drillship	2015	1,250	12,000	40,000	(a) (b)	Stacked
Ocean Rig Athena	Drillship	2014	1,250	12,000	40,000	(a) (b)	Stacked
Deepwater Skyros	Drillship	2013	1,250	12,000	40,000	(a) (b)	Angola
Ocean Rig Mylos	Drillship	2013	1,250	12,000	40,000	(a) (b) (f)	Stacked
Discoverer India	Drillship	2010	1,130	12,000	40,000	(a) (b)	Stacked
Discoverer Americas	Drillship	2009	1,130	12,000	40,000	(a) (b)	Stacked
Discoverer Clear Leader	Drillship	2009	1,130	12,000	40,000	(a) (b) (f)	Stacked
Deepwater Corcovado	Drillship	2011	1,000	10,000	35,000	(a) (b)	Brazil
Deepwater Mykonos	Drillship	2011	1,000	10,000	35,000	(a) (b)	Brazil
Deepwater Orion	Drillship	2011	1,000	10,000	35,000	(a) (b)	Brazil
Deepwater Champion	Drillship	2011	1,000	12,000	40,000	(a) (b)	Stacked
Dhirubhai Deepwater KG2	Drillship	2010	1,000	12,000	35,000	(a)	Brazil
Petrobras 10000	Drillship	2009	1,000	12,000	37,500	(a) (b)	Brazil
Dhirubhai Deepwater KG1	Drillship	2009	1,000	12,000	35,000	(a)	India
GSF Development Driller I	Semisubmersible	2005	1,000	7,500	37,500	(a) (b) (h)	Stacked
Discoverer Luanda	Drillship	2010	750	7,500	40,000	(a) (b)	Stacked

Harsh environment floaters (8)
Transocean Norge	Semisubmersible	2019	1,000	10,000	40,000	(a) (h) (i)	Norwegian N. Sea
Transocean Spitsbergen	Semisubmersible	2010	1,000	10,000	30,000	(a) (h) (i) (j)	Norwegian N. Sea
Transocean Barents	Semisubmersible	2009	1,000	10,000	30,000	(a) (h) (j)	Romania
Transocean Enabler	Semisubmersible	2016	750	1,640	28,000	(a) (h) (i)	Norwegian N. Sea
Transocean Encourage	Semisubmersible	2016	750	1,640	28,000	(a) (h) (i)	Norwegian N. Sea
Transocean Endurance	Semisubmersible	2015	750	1,640	28,000	(a) (h) (i)	Australia
Transocean Equinox	Semisubmersible	2015	750	1,640	28,000	(a) (h) (i)	Australia
Henry Goodrich	Semisubmersible	1985/2007	750	5,000	30,000	(h)	Stacked
(a)	Dynamically positioned.
(b)	Patented dual activity.
(c)	Two 20,000 psi blowout preventers.
(d)	One 15,000 psi blowout preventer and one 20,000 psi blowout preventer.
(e)	One 15,000 psi blowout preventer and designed to accommodate a future 20,000 psi blowout preventer.
(f)	Two 15,000 psi blowout preventers.
(g)	Designed to accommodate a future upgrade to 20,000 psi blowout preventer(s).
(h)	Moored.
(i)	Automated drilling control.
(j)	Dual activity.

Drilling Contracts

Our offshore drilling services contracts are individually negotiated and vary in their terms and conditions.  We obtain most of our drilling contracts through bidding processes in competition against other drilling services contractors and through direct negotiations with operators.  Drilling contracts generally provide for payment on a dayrate basis, typically with higher rates for periods when drilling operations are optimized and, conversely, lower or zero rates for periods during which the drilling unit is not mobilized or when drilling operations are interrupted or restricted, whether due to equipment breakdowns, adverse environmental conditions, regulatory approvals or otherwise.  A dayrate drilling contract generally extends over a period of time either covering the drilling of a single well or group of wells or covering a stated term.  At December 31, 2024, our contract backlog was $8.74 billion, representing a decrease of six percent and an increase of five percent, respectively, compared to our contract backlog of $9.25 billion and $8.34 billion at December 31, 2023 and 2022, respectively.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Other Key Indicators.”

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

The interpretation and enforceability of a contractual indemnity depends upon the specific facts and circumstances involved, as governed by applicable laws, and may ultimately need to be decided by a court or other proceeding, which would need to consider the specific contract language, the facts and applicable laws.  Applicable laws often consider contractual indemnity for criminal fines and penalties to be against public policy.  Many courts also restrict indemnification for criminal fines and penalties.  The inability or other failure of our customers to fulfill their indemnification obligations, or the unenforceability of all of our contractual protections could have a material adverse effect on our financial position, results of operations or cash flows.  See “Item 1A. Risk Factors—Risks related to our business—Our business involves numerous operating hazards, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.”

Markets

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  We operate in a single, global offshore drilling market, as our drilling rigs are mobile assets and can be moved according to prevailing market conditions.  We may mobilize our drilling rigs between regions for a variety of reasons, including to respond to customer contracting requirements or to capture observed market demand.  Consequently, we cannot predict the future percentage of our revenues that will be derived from particular geographic areas.  As of February 12, 2025, the drilling units in our fleet, including stacked and idle rigs, were located in the U.S. Gulf of Mexico (nine units), Greece (seven units), Brazil (six units), the Norwegian North Sea (four units), Malaysia (two units), Australia (two units), Angola (one unit), Canada (one unit), India (one unit) and Romania (one unit).

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

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”

Customers

We provide our offshore drilling services to most of the leading integrated energy companies or their affiliates, as well as for many government-owned or government-controlled energy companies and other independent energy companies.  For the year ended December 31, 2024, our most significant customers were Shell plc (together with its affiliates, “Shell”), Petróleo Brasileiro S.A. (together with its affiliates, “Petrobras”) and Equinor ASA (together with its affiliates, “Equinor”), representing 27 percent, 21 percent and 13 percent, respectively, of our consolidated operating revenues.  No other customers accounted for 10 percent or more of our consolidated operating revenues in the year ended December 31, 2024.  Additionally, as of February 12, 2025, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Petrobras and Shell, representing 24 percent and 17 percent, respectively, of our total contract backlog.  See “Item 1A. Risk Factors—Risks related to our business—We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our business.”

Human Capital Resources

Workforce—As of December 31, 2024, we had a global workforce of approximately 5,800 individuals, including approximately 330 contractors, representing 62 nationalities.  At December 31, 2024, our global workforce was geographically distributed in 22 countries across six continents as follows: 37 percent in North America, 26 percent in South America, 24 percent in Europe, six percent in Australia, four percent in Africa, and three percent in Asia.

Corporate culture—Our FIRST Shared Values serve as the foundation for our corporate culture and guide us to act ethically and responsibly as we strive to deliver value and to maintain a safe and respectful work environment for our people.  We maintain a Code of Integrity and Human Rights Policy that applies to all board members, executives, employees and business partners, including contractors, suppliers, vendors, investees and joint venture partners.  We demonstrate respect of human rights by aiming to maintain a healthy and safe work environment, observe fair employment practices and provide competitive employment terms.  Practices such as modern slavery, child labor, forced or indentured servitude, and other human rights abuses are strictly prohibited.

Labor rights—We respect the labor rights of all individuals in our workforce, including the right to collective bargaining.  As of December 31, 2024, approximately 43 percent of our total workforce, working primarily in Brazil and Norway, is represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiations.  Negotiations for annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

Attraction, development and retention—We aim to strategically cultivate a best-in-class workforce to offer the innovation, local knowledge and experience required of the world’s premier offshore drilling contractor.  We seek to maintain a competitive advantage while benefitting local communities by offering regionally competitive compensation and benefits packages tailored to our workforce demographics, a technically challenging work environment, global opportunities, and rotational development programs.  We design our wellness and benefits strategy under four pillars consisting of physical well-being, financial well-being, emotional well-being and social well-being, including a globally available employee assistance program.  We continually assess and adapt offerings and policies to provide a modern work environment based on evolving social and technological practices, which is essential to attract and retain top talent.  Our focus on the quality of our workforce is designed to maximize the quality of work performance and ultimately, the value we deliver to our customers and investors.

Training—We invest in our workers by providing them with the transferrable skill sets essential to advancing their professional development.  To optimize the competitive position of our business, we maintain a rigorous competency-based training program.  We maintain an internal training board that regularly updates our training matrix to meet or exceed industry standards, and it oversees our competency assurance management system, which is accredited by the Offshore Petroleum Industry Training Organization.  We provide various offshore training formats designed to encompass all learning styles through on-the-job, e-learning, customer-specific training, certifications, and leadership and licensing programs.  Distinguishing us from many of our competitors, we also offer unique simulation-based education augmented by digital twin modeling, enabling our workforce to visualize equipment performance and target efficiencies more accurately.  We articulate to our workforce the certifications, skills and competencies needed for each role, and workers are required to successfully complete the relevant training and attain necessary certifications prior to taking on new roles.

Safety—Our safety vision is to conduct our operations in an incident-free workplace, all the time, everywhere.  We prioritize the protection of everyone aboard our rigs and in our facilities, the environment and our property at all work locations and during all operations.

We require compliance with local regulations, and our operations are governed by a comprehensive set of internal requirements.  Regular competency and effectiveness assessments help to ensure that our highly trained crews are equipped to protect operational integrity with the process-driven management of hazards to prevent and mitigate major accidents.  We measure safety performance in terms of widely accepted ratios with the use of industry standards, including (a) the total recordable incident rate (“TRIR”), which represents the number of recordable work-related injuries or illnesses for every 200,000 hours worked, and (b) the lost time incident rate (“LTIR”), which measures the number of incidents that result in lost time due to work-related injuries or illnesses for every 200,000 hours worked.  In the year ended December 31, 2024, our TRIR was 0.15 and our LTIR was 0.00, the calculations for which were based on 11.7 million labor hours.

Executive Leadership

We have included the following information, presented as of February 11, 2025, on our executive officers for purposes of U.S. securities laws in Part I of this report in reliance on General Instruction G(3) to Form 10-K.  The board of directors elects the officers of the Company, generally on an annual basis.  There is no family relationship between any of our executive officers.

			Age as of
Officer		Office	February 11, 2025
Jeremy D. Thigpen	«	Chief Executive Officer	50
Keelan Adamson	«	President and Chief Operating Officer	55
Brady K. Long		Executive Vice President and Chief Legal Officer	52
Roderick J. Mackenzie		Executive Vice President and Chief Commercial Officer	49
R. Thaddeus Vayda	«	Executive Vice President and Chief Financial Officer	62
Jason Pack		Senior Vice President and Chief Accounting Officer	50
«	Member of our executive management team for purposes of Swiss law.

Jeremy D. Thigpen is Chief Executive Officer and a member of the Company’s board of directors.  Before joining the Company in this position in April 2015, Mr. Thigpen served as Senior Vice President and Chief Financial Officer at NOV Inc. from December 2012 to April 2015.  At NOV Inc., Mr. Thigpen also served as President, Downhole and Pumping Solutions from August 2007 to December 2012, as President of the Downhole Tools Group from May 2003 to August 2007 and as manager of the Downhole Tools Group from April 2002 to May 2003.  From 2000 to 2002, Mr. Thigpen served as the Director of Business Development and Special Assistant to the Chairman for NOV Inc.  Mr. Thigpen earned a Bachelor of Arts degree in Economics and Managerial Studies from Rice University in 1997, and he completed the Program for Management Development at Harvard Business School in 2001.

Keelan Adamson is President and Chief Operating Officer of the Company.  Before being named to his current position in February 2022, Mr. Adamson served as Executive Vice President and Chief Operations Officer from August 2018 to February 2022, as Senior Vice President, Operations from October 2017 to July 2018 and as Senior Vice President, Operations Integrity and HSE, from June 2015 to October 2017.  Since 2010, Mr. Adamson served in multiple executive positions with responsibilities spanning Engineering and Technical Services, Major Capital Projects, Human Resources, and more recently, Operations Integrity and HSE.  Mr. Adamson started his career as a drilling engineer with BP Exploration in 1991 and joined Transocean in July 1995.  In addition to several management assignments in the United Kingdom (the “U.K.”), Asia, and Africa, he also held leadership roles in Sales and Marketing, Well Construction and Technology, and as Managing Director for operations in North America, Canada and Trinidad.  Mr. Adamson earned a bachelor's degree in Aeronautical Engineering from The Queens University of Belfast in 1991 and completed the Advanced Management program at Harvard Business School in 2016.

Brady K. Long is Executive Vice President and Chief Legal Officer of the Company.  Before being named to his current position in March 2018, Mr. Long served as Senior Vice President and General Counsel from November 2015 to March 2018.  From 2011 to November 2015, when Mr. Long joined the Company, he served as Vice President–General Counsel and Secretary of Ensco plc, which acquired Pride International, Inc. where he had served as Vice President, General Counsel and Secretary since August 2009.  Mr. Long joined Pride International, Inc. in June 2005 as Assistant General Counsel and served as Chief Compliance Officer from June 2006 to February 2009.  He was director of Transocean Partners LLC from May 2016 until December 2016.  Mr. Long previously practiced corporate and securities law with the law firm of Bracewell LLP.  Mr. Long earned a Bachelor of Arts degree from Brigham Young University in 1996, a Juris Doctorate degree from the University of Texas School of Law in 1999 and an Executive LLM in Taxation from New York University in 2019.

Roderick J. Mackenzie is Executive Vice President and Chief Commercial Officer of the Company.  Before being named to his current position in February 2022, Mr. Mackenzie served previously as Senior Vice President, Marketing, Innovation and Industry Relations from August 2018 to February 2022; Vice President, Marketing and Contracts from February 2017 to August 2018; Managing Director, Business Development and Strategic Accounts from February 2016 to February 2017; and as a Marketing Director in the U.S., France, and Dubai from March 2012 to February 2016.  In addition, Mr. Mackenzie has previously served in various operational and project roles around the globe, starting his career at the Company as a rig-based engineer in 1997.  Mr. Mackenzie currently serves as Vice President for Offshore Division of the International Association of Drilling Contractors and on various committees for the Offshore Energy Center.  Mr. Mackenzie earned a bachelor's degree in Civil Engineering with Environmental Studies from the University of Strathclyde in 1997, and completed the Advanced Management Program at Harvard Business School in 2016.

R. Thaddeus Vayda is Executive Vice President and Chief Financial Officer of the Company.  Before being named to his current position in May 2024, Mr. Vayda served as Senior Vice President of Corporate Finance and Treasurer from February 2023 to April 2024; as Vice President, Investor Relations, and Treasurer from August 2015 to February 2023, as Vice President, Corporate Finance and Treasurer from July 2014 to August 2015; as Vice President, Investor Relations and Communications from March 2012 to June 2014 and as Vice President, Investor Relations from July 2011 to February 2012.  Mr. Vayda initially joined Transocean in August 1995, working with the company until April 2000 in positions that included Director of Corporate Planning and Operational Division Engineer.  Between May 2000 and June 2011, Mr. Vayda worked primarily in energy-related equity capital markets roles.  Earlier in his career, Mr. Vayda held various leadership positions at Northwest Airlines.  Mr. Vayda started his professional career with Booz Allen Hamilton, Management Consultants.  He earned a Master of Business Administration degree from the Fuqua School of Business at Duke University, Durham, North Carolina in May 1992, and a Bachelor of Science degree in Engineering from the Catholic University of America at Washington, D.C. in May 1985.

Jason Pack is Senior Vice President and Chief Accounting Officer of the Company.  Before being named to his current position in August 2024, he served as Chief Audit Executive from August 2018 to July 2024.  Mr. Pack previously served as Vice President, Internal Audit at NOV Inc., where he spent 16 years.  At NOV Inc., Mr. Pack held several roles, including Vice President, Finance Drilling and Intervention; Vice President, Finance Africa and Global Controller, Downhole.  Prior to its acquisition by NOV Inc. in 2006, Mr. Pack served as Senior Controller of NQL Drilling Tools Inc.  Mr. Pack has served as Director and Chairman of the Audit Committee for two publicly listed exploration and production companies: Kallisto Energy Corp. from November 2006 to June 2013 and Shelton Canada Corp from March 2007 to December 2009.  Mr. Pack started his career at Deloitte and Touche in Edmonton, Alberta, Canada, where he worked as a staff auditor for three years.  Mr. Pack is a certified public accountant and earned a Bachelor of Management degree in Accounting and a Bachelor of Science degree in Biology, Chemistry and Math from the University of Lethbridge.

Environmental Responsibility

We strive to deliver services in a manner that minimizes the impact of our business on the environment.  We continuously monitor our operations and seek innovative ways to enhance our ability to meet our objectives.  We maintain a global Environmental Management System (“EMS”) standard, aligned to ISO 14001, that we apply to our rigs, offices and facilities.  The EMS provides a framework to consistently manage our worldwide operations in an environmentally responsible manner and monitor our performance.  Within this framework, we regularly assess the environmental impact of operations, focusing on the reduction of greenhouse gas emissions, operational discharges, water use and waste.

In 2021, we conducted a sustainability-focused materiality assessment, which guided the creation of our previously announced sustainability goals.  Since then, we have continued to track developments in the sustainability material topics that informed our goals, monitor our operations, and observed that the pace of technological advances associated with potential reductions in greenhouse gas emissions has been slower, and the costs have been greater, than anticipated.  Particularly, in our engagements with shareholders and customers, we observed shifts in their approach to sustainability priorities.  For these reasons, we have suspended our previously announced sustainability goals, including our greenhouse emissions intensity reduction goal.  As always, we remain committed to providing safe, efficient, reliable, and environmentally responsible operations.  We will continue to engage with our customers and service providers to optimize our power management capabilities and other aspects of our operations as technologies continue to develop.

Technological Innovation

Overview—We have a long history of technological innovation, including the first dynamically positioned drillship, the first rig to drill year-round in the North Sea, the first semisubmersible rig for year-round sub-Arctic operations, the first 10,000-ft. water depth rated ultra-deepwater drillship, the first eighth-generation drillships and numerous water depth world records over the past several decades.  We develop and deploy industry-leading technology in the pursuit of delivering safer, more efficient and environmentally responsible drilling services to our customers.  We also continue to develop and invest in technologies designed to differentiate our service offerings, including optimizing our performance, delivering ever-improving operational integrity and reducing our greenhouse gas emissions.

Drilling equipment and well control—Twenty-three drillships and one semisubmersible in our existing fleet are equipped with our patented dual-activity technology, which allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner, reducing well construction critical path activities and, thereby, improving efficiency in both exploration and development drilling.  Two of our drillships are equipped with 1,700 short ton hoisting capacity and 20,000 psi blowout preventers.  Seven of our drillships include hybrid energy storage systems for enhanced drill floor equipment reliability, fuel and emissions savings as well as advanced generator protection for power plant reliability.  Twelve drillships in our existing fleet are outfitted with dual blowout preventers and triple liquid mud systems.  Six drillships in our existing fleet are designed to accept 20,000 psi blowout preventers in the future.  In 2021, we deployed the industry’s first kinetic blowout stopper, a step-changing technology for well control that delivers unrivaled shearing capability.  This technology is currently deployed on two of our floaters and is being installed on a third floater.  In 2024, we deployed the rotary multi-tool pipe cleaner and wellbore protector on one harsh environment floater with two additional systems in progress.

Automated drilling platforms and robotics—We utilize technology, including artificial intelligence (“AI”) technologies, and employ a data-driven approach, augmented by the size of our fleet, to expand our knowledge framework for sustainable process optimization.  We supported the development of the Inteliwell™ drilling automation platform, which we have installed on one harsh environment floater and one ultra-deepwater floater.  This end-to-end automation platform integrates automation sequences with digital well planning and smart well monitoring.  We also have six harsh environment floaters and two ultra-deepwater floaters equipped with an automated drilling control system.  Since 2022, we have deployed on three ultra-deepwater drillships an offshore robotics riser bolting system, which has handled over 3,000 riser joints without human intervention.

Automated safety and monitoring tools—We developed and, on eight of our drilling units, deployed our patented HaloGuard℠ system, which is designed to alarm, notify and, if required, halt equipment to avoid injury to personnel who move into danger zones.  In 2020, we launched our smart equipment analytics tool, which delivers real-time data feeds from equipment to monitor equipment health, inferred emissions and energy consumption while identifying performance trends that allow us to systematically optimize equipment maintenance and achieve higher levels of reliability, operational efficiency and sustainability.

Ongoing efforts—We believe our efforts to continuously improve, and effectively use, innovative technologies to meet or exceed our customers’ requirements is critical to maintaining our competitive position within the contract drilling services industry by ensuring the safety of our crews, drilling more efficient wells, building greater resilience into our critical operating systems and reducing fuel consumption and emissions.

Joint Venture, Agency and Sponsorship Relationships and Other Investments

In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation since local laws or customs in those areas effectively mandate the establishment of a relationship with a local agent or sponsor.  When appropriate in these areas, we may enter into agency or sponsorship agreements.  We also invest in certain companies for operational and strategic purposes.  Some of these companies or joint ventures in which we are an investor are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for our drilling and other activities or are involved in businesses developed to support renewable or other energy alternatives.  We may or may not control these partially owned companies.  At December 31, 2024, we held partial ownership interests in companies organized in Belgium, the Cayman Islands, the U.S., Norway and other countries.  At December 31, 2024, among other equity investments, we held noncontrolling equity ownership interests in Global Sea Mineral Resources NV, an unconsolidated Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.

Governmental Regulations

Our operations are subject to a variety of international, national, regional, state and local government regulations, including environmental regulations.  We monitor our compliance with such government regulations in each country of operation and, notwithstanding increases in governmental regulations, particularly general environmental regulations, we have made and will continue to make the required expenditures to comply with current and future government requirements.  To date, we have not incurred material costs to comply with such governmental regulations, and we do not expect to make any material capital expenditures to support our continued compliance in the year ending December 31, 2025, or any other period contemplated at this time.  We do not believe that our compliance with such requirements will have a material adverse effect on our competitive position, consolidated results of operations or cash flows.  We incorporate by reference herein the disclosures on government regulations, including environmental regulations, contained in the following sections of this annual report on Form 10-K:

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

Our business depends on oil and gas exploration, development and production in offshore areas where we are capable of operating.  Demand for our services depends on these activities and related expenditure levels that are directly affected by trends in the price of oil and, to a lesser extent, natural gas.  Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

◾	worldwide demand for oil and gas, including economic activity in the U.S., other large energy-consuming markets and in developing and emerging markets;
◾	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain, or to be influenced to set and maintain, production levels, productive spare capacity and pricing among its members, including the ability of OPEC to successfully coordinate and enforce production quotas;
◾	the level of production in non-OPEC countries;
◾	inventory levels, and the cost and availability of storage and transportation of oil, gas and their related products;
◾	the policies, laws and regulations of various governments regarding exploration and development of their oil and gas reserves and environmental matters, including those addressing alternative energy sources and the risks of global climate change;
◾	international sanctions on oil-producing countries, or the lifting of such sanctions;
◾	advances in exploration, development and production technology;
◾	the development, exploitation and market acceptance of alternative energy sources;
◾	the further development of shale technology to exploit oil and gas reserves;
◾	the discovery rate of new oil and gas reserves and the rate of decline of existing oil and gas reserves;
◾	accidents, adverse weather conditions, natural disasters and other similar incidents relating to the oil and gas industry; and
◾	the worldwide security and political environment, including uncertainty or instability resulting from an escalation or outbreak of armed hostilities, civil unrest, acts of terrorism, public health threats or other crises.

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

As of February 12, 2025, we have 10 uncontracted rigs, of which seven have been out of service for greater than five years, and these rigs may remain out of service for extended periods of time.  If we are unable to obtain drilling contracts for our uncontracted rigs, whether due to a prolonged offshore drilling market downturn, a delayed or muted recovery of such market or otherwise, it may have an adverse effect on our results of operations and cash flows.

Our current backlog of contract drilling revenues may not be fully realized.

At February 12, 2025, our contract backlog was $8.33 billion.  This amount represents the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be significant to our contract drilling revenues.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive due to a number of factors, including rig downtime or suspension of operations.  Several factors could cause rig downtime or a suspension of operations, including: equipment breakdowns and other unforeseen engineering problems, labor strikes and other work stoppages, shortages of material and skilled labor, surveys by government and maritime authorities, periodic classification surveys, severe weather or harsh operating conditions, and force majeure events.

In certain drilling contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.  Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, other definitive agreements awaiting contract execution.  We may not be able to realize the full amount of our contract backlog due to events beyond our control.  In addition, some of our customers have experienced liquidity issues in the past, and these liquidity issues could be experienced again if commodity prices decline for an extended period of time.  Liquidity issues and other market pressures could lead our customers to seek bankruptcy protection or to seek to repudiate, cancel or renegotiate these agreements for various reasons (see “—Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts”).  Our inability to realize the full amount of our contract backlog may have an adverse effect on our financial position, results of operations or cash flows.

We must make substantial capital and operating expenditures to reactivate our stacked or idle fleet and to maintain our active fleet, and we may be required to make significant capital expenditures to maintain our competitiveness and to comply with laws and applicable regulations and standards of governmental authorities and organizations.

We must make substantial capital and operating expenditures to maintain our active fleet or to reactivate our stacked or idle fleet.  These expenditures could increase because of changes in the cost of labor and materials, requirements of customers, the cost of replacement parts for existing rigs, the size of our fleet, the geographic location of the rigs and the length of drilling contracts.  Changes in offshore drilling technology, customer requirements for new or upgraded equipment and competition within our industry may require us to make significant expenditures in order to maintain our competitiveness and fund efforts to reduce our greenhouse gas emissions.  Changes in governmental regulations, including environmental requirements, and changes in safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations, may cause our expenditures to increase or require us to make additional unforeseen expenditures.  As a result of these factors, we may be required to take our rigs out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment.  In the future, market conditions may not justify these expenditures or enable us to operate our older rigs profitably during the remainder of their economic lives.

If we are unable to fund such expenditures with our cash flows from operations or proceeds from sales of non-strategic assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities, or additional financing arrangements with banks or other capital providers.  Our ability to access the capital markets may be limited by our financial condition at the time, perceptions of us or our industry, by changes in laws and regulations or interpretation thereof and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.  If we raise funds by issuing equity securities or other securities that are convertible into equity securities, existing shareholders may experience dilution.  Our failure to obtain the funds for necessary future capital and operating expenditures could have a material adverse effect on our business and on our financial position, results of operations and cash flows.

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

The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services.  Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions.  As of February 12, 2025, we have 10 stacked rigs.  We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts.  When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all.  We may not be able to obtain new drilling contracts with the terms or dayrates sufficient to support a reactivation of a cold-stacked rig.  Likewise, we may not be able to obtain new drilling contracts in direct continuation with existing contracts, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our financial position, results of operations or cash flows.

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

Certain regulators and members of the investment community have heightened awareness of environmental, social and governance (“ESG”) practices and disclosures, including those related to diversity and inclusion and, particularly in the energy industry, those related to greenhouse gas emissions and climate change.  We may be subject in the future to additional reporting requirements that develop in response to such awareness.  Additionally, ESG-focused investment funds seeking ESG-oriented investment products screen companies such as ours for ESG sustainability performance before investing.  If we or our securities are unable to meet the sustainability ESG standards or investment criteria set by any such funds invested in our securities, we may lose such investors or they may allocate a portion of their capital away from us.  As a result, our cost of capital may increase, the market price of our shares or of our publicly traded debt securities may be negatively impacted and our reputation may also be negatively affected.

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

As a result, we may experience significant adverse consequences in our ability to meet our commitments to customers, including due to increased operating costs and increased risk of rig downtime or contract termination, which may result in substantial adverse consequences for our business and results of operations.  In addition, public health threats may result in significantly reduced global or regional economic activity, which could result in a sharp reduction in the demand for oil and an associated decline in oil prices, as occurred during 2020.  Such conditions may result in, reductions to our customers’ drilling and production expenditures and delays or cancellations of projects, which may cause a decrease in demand for our services and an increase in the risk that our customers may seek to terminate or renegotiate pricing or other terms for our existing contracts or that more of our rigs may become idle, stacked or retired from our fleet.  The magnitude and duration of potential social, economic and labor instability resulting from such public health threats, including the speed at which national economies can recover, or whether any recovery will ultimately experience a reversal or other setbacks, are uncertain and cannot be estimated as such effects depend on events that would be largely out of our control.

We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our business.

We engage in offshore drilling services for most of the leading integrated energy companies or their affiliates, as well as for many government-owned or government-controlled energy companies and other independent energy companies.  For the year ended December 31, 2024, our most significant customers were Shell, Petrobras and Equinor, representing 27 percent, 21 percent and 13 percent, respectively, of our consolidated operating revenues.  As of February 12, 2025, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Petrobras and Shell, representing 24 percent and 17 percent, respectively, of our total contract backlog.  The loss of any of these customers or another significant customer, or a decline in payments under any of our drilling contracts, could, at least in the short term, have an adverse effect on our business.

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

Our insurance policies and drilling contracts contain rights to indemnity that may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks.  We have two main types of insurance coverage: (1) hull and machinery coverage for physical damage to our property and equipment and (2) excess liability coverage, which generally covers offshore risks, such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  We generally have no hull and machinery insurance coverage for damages caused by named storms in the U.S. Gulf of Mexico.  We maintain per occurrence deductibles that generally range up to $10 million for various third-party liabilities, and we self-insure up to $75 million of the $750 million excess liability coverage through our wholly owned captive insurance company.  We also retain the risk for any liability that exceeds our excess liability coverage.  However, pollution and environmental risks generally are not completely insurable.

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

During periods of depressed market conditions, we are subject to increased counterparty risk, as our customers may seek to repudiate their contracts, including through claims of non-performance in order to reduce their capital expenditures.  Our customers may no longer need a drilling rig that is currently under contract or may be able to obtain a comparable drilling rig at a lower dayrate.  We have experienced, and are at continued risk of experiencing, early contract terminations during periods of a weak commodity price environment.  The ability of each of our counterparties to perform its obligations under a contract with us, including indemnity obligations, depends on a number of factors that are beyond our control and may include, among other things, conditions of the economy in general or of the offshore drilling industry in particular, prevailing prices for oil and natural gas, the overall financial condition of the counterparty, the dayrates received and the level of expenditures necessary to maintain drilling activities.  Should a counterparty fail to honor its obligations under an agreement with us, we could sustain losses, which could have an adverse effect on our business and on our financial position, results of operations or cash flows.

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

As of December 31, 2024, approximately 43 percent of our total workforce, working primarily in Brazil and Norway, are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only the union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts, or other work stoppages.  Legislation has from time to time been, and may continue to be, introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

Our shipyard projects and operations are subject to delays and cost overruns.

At any given time, we have a variety of shipyard projects underway for our existing rigs.  These shipyard projects are subject to the risks of delays or cost overruns inherent in any such complex projects resulting from numerous factors, including the following:

◾	shipyard availability, failures and difficulties;
◾	shortages of equipment, materials or skilled labor;
◾	failed or delayed deliveries of significant materials or equipment for various reasons, including due to supplier shortages, constraints, disruption or quality issues;
◾	design and engineering problems, including those relating to the commissioning of newly designed equipment;
◾	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
◾	unanticipated actual or purported change orders;
◾	disputes with shipyards and suppliers;
◾	availability of suppliers to recertify equipment for enhanced regulations;
◾	strikes, labor disputes and work stoppages;
◾	customer acceptance delays or delays in providing customer-supplied engineering, approvals or equipment;
◾	adverse weather conditions, including damage caused by such conditions;
◾	terrorist acts, war, piracy and civil unrest;

◾	complications arising from pandemics, epidemics, severe influenza, coronaviruses and other highly communicable viruses or diseases, and associated government orders in the country where the rigs are being constructed or serviced and elsewhere;
◾	unanticipated cost increases; and
◾	difficulties in obtaining necessary permits or approvals or in completing necessary importation procedures.

These factors may contribute to cost variations and delays in the delivery of rigs undergoing shipyard projects or any future newbuild units.  Cost variations may result in, among other things, disputes with the shipyards that construct or service our drilling units.  In addition, delayed delivery of newbuild units or other rigs undergoing shipyard projects would impact contract commencement, resulting in a loss of revenues we could earn, and may also cause customers to terminate or shorten the term of the drilling contract for the rig pursuant to applicable late delivery clauses.  In the event of termination of any of these drilling contracts, we may not be able to secure a replacement contract on as favorable terms, if at all.

Our operations rely on a significant supply of capital and consumable spare parts and equipment to maintain and repair our fleet.  We also rely on the supply of ancillary services, including supply boats and helicopters and subcontracted services, including casing and managed pressure drilling services.  Our reliance on our suppliers, manufacturers and service providers to secure equipment, parts, components and sub-systems used in our operations exposes us to volatility in the quality, prices and availability of such items.  Certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider.  Some parts and equipment require long lead times to obtain, and an unplanned failure or other need to replace any such parts and equipment may result in a longer than usual time to obtain them or require us to pay higher costs to obtain them on an expedited basis.  A disruption in the deliveries from our suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment, ancillary services or subcontracted services could adversely affect our ability to meet our commitments to customers, adversely impact our operations, increase our operating costs and result in increases in rig downtime and delays in the repair and maintenance of our fleet.

As part of our business strategies, We may pursue opportunities to strengthen, streamline or broaden our business that include acquisitions or dispositions of businesses or drilling rigs, mergers or joint ventures or other investments, and such transactions would present various risks and uncertainties.

We may pursue transactions that involve the acquisition or disposition of businesses or assets, mergers or joint ventures or other investments that we believe will enable us to further strengthen, streamline or broaden our business.  Any such transaction would be evaluated on a case-by-case basis, and the consummation thereof would be dependent upon several factors, including identifying suitable companies, businesses or assets that align, or no longer align, with our business strategies, reaching agreement with the potential counterparties on acceptable terms, the receipt of any applicable regulatory and other approvals, counterparties fulfilling contractual obligations and other conditions.  These transactions involve various risks, including among others, (i) difficulties related to integrating, separating or managing applicable parts of an acquired, or disposed of, business, assets or joint venture and unanticipated changes in customer and other third-party relationships subsequent to closing, (ii) diversion of management's attention from day-to-day operations, (iii) failure to realize anticipated benefits, such as cost savings, revenue enhancements or strengthening, streamlining or broadening our business, (iv) potentially substantial transaction costs associated with acquisitions, joint ventures or investments if we or a transaction counterparty seeks to exit or terminate an interest in the joint venture or investment, (v) applicable antitrust laws and other regulations that may limit our ability to acquire targets or require us to divest an acquired business or assets, (vi) potential accounting impairment or actual diminution or loss of value of our investment if future market, business or other conditions ultimately differ from our assumptions at the time of such transaction is consummated and (vii) potential accounting impairment upon the decision to reclassify assets as held for sale.

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

We have previously developed and set, goals, targets, and other objectives related to sustainability matters, including with respect to emissions reduction, and we may continue to develop and set such objectives from time to time.  Statements related to these goals, commitment targets and objectives do not constitute a guarantee that they will be achieved.  Our efforts to research, establish, accomplish, and accurately report on these goals, commitment targets, and other objectives expose us to numerous operational, reputational, financial, legal, and other risks.  Our ability to achieve any stated goal, commitment target, or objective, is subject to numerous factors and conditions, many of which are outside of our control.

Our business may face increased scrutiny from investors, business partners and others related to our sustainability activities, including the goals, commitment targets, and other objectives that we announce, and our methodologies and timelines for pursuing them.  If our sustainability assumptions or practices do not meet investor, regulatory or other relevant expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected.  Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

Risks related to our indebtedness

We have a substantial amount of debt, including secured debt, and we may lose the ability to obtain future financing and suffer competitive disadvantages.

At December 31, 2024, our total debt was $6.88 billion, of which $2.36 billion was secured.  We have a Secured Credit Facility, which is currently undrawn, the borrowings under which would be secured and guaranteed by certain of our subsidiaries.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

◾	we may be unable to obtain financing in the future to refinance our existing debt or for working capital, capital expenditures, acquisitions, debt service requirements, distributions, share repurchases, or other purposes;
◾	we may be unable to use operating cash flows in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;
◾	we could become more vulnerable to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness, some of which bears interest at variable rates;
◾	we may be unable to meet financial ratios in the agreements governing certain of our debt facilities and finance lease or satisfy certain other covenants and conditions included in our debt agreements, which could result in our inability to meet requirements for borrowings under the Secured Credit Facility or a default under such agreements, impose restrictions with respect to our access to certain of our capital, and trigger cross default provisions in certain of our debt instruments;
◾	if we default under the terms of our secured financing arrangements, the secured debtholders may, among other things, foreclose on the collateral securing the debt, including the applicable drilling units;
◾	we may be unable to obtain new investment or financing based upon evolving ESG-influenced trends among many financial intermediaries, investors and other capital markets participants that have focused on reducing, or ceasing, lending to, or investing in, companies that operate in industries with higher perceived environmental exposure; and
◾	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our less levered competitors.

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

Our Debt Ratings have caused some of the effects listed above, and any downgrades may cause or exacerbate, any of the effects listed above and could have an adverse effect on our business and financial condition.

Worldwide financial, economic and political conditions could restrict our ability to access the capital markets, reduce our flexibility to react to changing economic and business conditions and reduce demand for our services.

Worldwide financial and economic conditions could restrict our ability to access the capital markets at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Worldwide economic conditions have in the past impacted, and could in the future impact, the lenders participating in our credit facilities and our customers, causing them to fail to meet their obligations to us.  If economic conditions preclude or limit financing from banking institutions participating in our credit facilities, we may not be able to obtain similar financing from other institutions.  A slowdown in economic activity could reduce worldwide demand for energy.  These potential developments, or market perceptions concerning these and related issues, could adversely affect our financial position, results of operations or cash flows.  In addition, turmoil and hostilities in the Middle East, Eastern Europe, North Africa and other geographic areas and countries present incremental risk.  An extended period of negative outlook for the world economy could reduce the overall demand for oil and natural gas and for our services.  A decline in oil and natural gas prices could reduce demand for our drilling services and have an adverse effect on our financial position, results of operations or cash flows.

Risks related to laws, regulations and governmental compliance

Impact of increasingly stringent environmental and safety laws and our compliance with or breach of such laws can be costly, expose us to liability and could limit our operations.

Our business is affected by laws and regulations relating to the energy industry and the environment and safety, including international conventions and treaties, and regional, national, state, and local laws and regulations.  Our business also depends on demand for services from the oil and gas exploration and production industry, and, accordingly, we are directly affected by the adoption of laws and regulations that, for economic, environmental or other policy reasons, curtail, delay or impose additional compliance costs and obligations related to the exploration and development drilling for oil and gas.  Offshore drilling in certain areas has been curtailed and, in certain cases, prohibited because of environmental or safety concerns.  In addition, compliance with environmental and safety laws, regulations and standards, where applicable, may require us to make significant capital expenditures, such as the installation of costly equipment or implementation of operational changes, and may affect the resale values or useful lives of our rigs.  We may incur additional costs in order to comply with other existing and future regulatory obligations or industry standards, including, but not limited to, costs relating to air emissions, including greenhouse gases, the management of ballast waters, hull cleaning, maintenance and inspection, development and implementation of emergency procedures and maintenance of insurance coverage or other financial assurance of our ability to address pollution incidents.  In the last decade, U.S. federal agencies adopted enhanced governmental safety and environmental requirements applicable to our operations for drilling in the U.S. Gulf of Mexico.  These requirements have caused increased compliance costs and may in the future increase the risk of environmental or safety enforcement cases and litigation and cause operators to have difficulties obtaining drilling permits in the U.S. Gulf of Mexico.  The U.S. Bureau of Ocean Energy Management (the “BOEM”) implemented changes regarding when oil, gas and sulfur lessees and certain other parties operating in the offshore Outer Continental Shelf must post additional bonds or other supplemental financial assurance, which could increase bonding requirements and operating expenditures for some of our customers, and as a result, increase price competition for our services.

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

To the extent new laws are enacted, existing laws are changed or other governmental or judicial actions are taken that prohibit or restrict offshore drilling or impose additional environmental protection and safety requirements that result in increased costs to the oil and gas industry, in general, or the offshore drilling industry, in particular, our business or prospects could be materially and adversely affected.  The operation of our drilling rigs will require certain governmental approvals, some of which may involve public hearings and costly undertakings on our part.  We may not obtain such approvals or such approvals may not be obtained in a timely manner.  If we fail to timely secure the necessary governmental approvals or permits, our customers may have the right to terminate or seek to renegotiate their drilling contracts to our detriment.  The amendment or modification of existing laws and regulations or the adoption of new laws and regulations curtailing or further regulating exploratory or development drilling or production of oil and gas and compliance with any such new or amended legislation or regulations could have an adverse effect on our business or on our financial position, results of operations or cash flows.

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

Scientific studies have suggested that emissions of certain gases, including greenhouse gases, such as carbon dioxide and methane, contribute to warming of the earth’s atmosphere and other climatic changes.  In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from the fossil fuel industry, has attracted and continues to attract considerable political and social attention worldwide.  The attention to climate change has led, and we expect it to continue to lead, to additional regulations designed to reduce greenhouse gas emissions domestically and internationally.  In August 2022, for example, the U.S. enacted the Inflation Reduction Act of 2022, which made available hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions.  Additionally, at the United Nations Climate Change Conference in the United Arab Emirates in December 2023, more than 190 governments reached a non-binding agreement to transition away from fossil fuels and encourage the growth and expansion of renewable energy.  Such attention could also result in other adverse impacts for the oil and gas industry, including further restrictions or bans imposed by lawmakers, lawsuits by governments or third-parties seeking recoveries for damages resulting from the combustion of fuels that may contribute to climate change effects, decreased demand for goods and services that produce significant greenhouse gas emissions, or reduced interest from investors if they elect in the future to shift some or all of their investments to non-fossil fuel related sectors.  To the extent financial markets view climate change and greenhouse emissions as a financial risk, this could negatively impact our cost of or access to capital.  Because our business depends on the level of activity in the oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, or related political, litigation or financial risks, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities.  In addition, such laws, regulations, treaties or international agreements or related risks could result in increased compliance costs or additional operating restrictions, which may have an adverse effect on our business.  Further, some experts believe global climate change could increase the frequency and severity of extreme weather conditions, the impacts of which could interfere with our operations, cause damage to our equipment as well as cause other financial and operational impacts, including those that could result from any impact of such conditions on our customers.

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

The U.S. Department of the Interior (“DOI”) administers the submerged lands, subsoil, and seabed, lying between the seaward extent of the states’ jurisdiction and the seaward extent of federal jurisdiction, and the U.S. government has the power to limit oil and gas activities on this area, known as the OCS.  Under the Outer Continental Shelf Lands Act, as amended, the BOEM within the DOI must prepare and maintain forward-looking five-year plans – referred to as national programs or five-year programs – to schedule proposed oil and gas lease sales on the OCS.  The number of lease sales and areas available for lease provided in a five-year program may differ from program to program.  To the extent that the number of lease sales and areas available for lease with the current five-year program – or in any future five-year program – are not sufficient to meet our customers’ planned or expected offshore drilling programs, demand for our drilling services on the OCS may be impacted.  In addition, executive, legislative and judicial actions in the U.S. from time to time have restricted certain oil and gas activities on the OCS.  Future actions taken by the U.S. to limit the availability of new oil and gas leases on the OSC would adversely impact the offshore oil and gas industry and impact demand for our services.

The global nature of our operations involves additional risks.

We operate in various regions throughout the world, which may expose us to political and other uncertainties, including risks of:

◾	terrorist acts, war, piracy and civil unrest;
◾	seizure, expropriation or nationalization of our assets or of our customers’ property;
◾	customs delays or disputes;
◾	repudiation or nationalization of contracts;
◾	imposition of trade or immigration barriers;
◾	import-export quotas;
◾	wage and price controls;
◾	changes in law and regulatory requirements, including changes in interpretation and enforcement;
◾	involvement in judicial proceedings in unfavorable jurisdictions;
◾	damage to our equipment or violence directed at our employees, including kidnappings;
◾	complications associated with supplying, repairing and replacing equipment in remote locations;
◾	public health threats, including pandemics, epidemics, severe influenza, coronaviruses and other highly communicable viruses or diseases;
◾	the inability to move income or capital; and
◾	currency exchange fluctuations and currency exchange restrictions, including exchange or similar controls that may limit our ability to convert local currency into U.S. dollars and transfer funds out of a local jurisdiction.

Our non-U.S. contract drilling operations are subject to various laws and regulations related to economic and trade sanctions in certain countries in which we operate, including laws and regulations relating to the import and export, equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation and social contributions of offshore earnings and earnings of expatriate personnel.  We are also subject to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and other U.S. and non-U.S. laws and regulations governing our international operations.  In addition, various state and municipal governments, universities and other investors have proposed or adopted divestment and other initiatives regarding investments including, with respect to state governments, by state retirement systems in companies that do business with countries that have been designated as state sponsors of terrorism by the U.S. State Department.  Failure to comply with applicable laws and regulations, including those relating to sanctions, tariffs and other trade, import or export restrictions, may subject us to criminal sanctions or civil remedies, including fines, denial of export privileges, injunctions or seizures of assets.  Investors could view any potential violations of OFAC regulations negatively, which could adversely affect our reputation and the market for our shares.

Governments in some countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries, including local content requirements for participating in tenders for certain drilling contracts.  Many governments currently favor or effectively require – or based upon changes to laws, regulations or interpretations thereof, may in the future favor or effectively require – the awarding of drilling contracts to local contractors or require nonlocal contractors to employ citizens of, or purchase supplies from, a particular jurisdiction or require use of a local agent.  We cannot predict whether any changes to laws, regulations or interpretations thereof would result in modifications to our operations nor whether any such modifications would have a material impact to our business.  In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility.  In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work by major energy companies and may continue to do so.

The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations.  Our import and export activities are governed by unique customs and export control laws and regulations in each country in which we operate.  Moreover, many countries, including the U.S., control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations.  Governments may also impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities, and we are also subject to the U.S. anti-boycott laws.

The laws and regulations concerning import and export activity, recordkeeping and reporting, import and export control and economic sanctions are complex and constantly changing.  These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations.  Ongoing economic challenges and the current geopolitical environment may increase some governments’ efforts to enact, enforce, amend or interpret laws and regulations as a method to increase revenue.  Shipments can be delayed and denied import or export for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes.  Shipping delays or denials could cause unscheduled operational downtime.  Changes to foreign trade policies of the U.S. and other countries could lead to the imposition of additional trade barriers and tariffs in jurisdictions in which we operate or from which we or our suppliers procure materials and equipment.  We cannot predict what changes to trade policies will be made, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such potential changes would have on our business.

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

We depend on data and digital technologies to conduct our offshore and onshore operations, to collect payments from customers and to pay vendors and employees.  Our data protection measures and measures taken by our customers and vendors may not prevent unauthorized access of information technology systems, and when such unauthorized access occurs, we, our customers or vendors may not detect the incident in time to prevent harm or damage.  Threats to our information technology systems, and the systems of our customers and vendors, associated with cybersecurity risks and cyber-incidents or attacks continue to grow and may pose new or unknown cybersecurity risks and challenges, including as a result of the use of emerging technologies, such as AI, machine learning, generative AI and large language models.  Such threats may derive from human error, fraud or malice, social engineering on the part of employees or third parties, or may result from accidental technological failure.  In addition, breaches to our systems and systems of our customers and vendors could go unnoticed for some period of time.  Risks associated with these threats include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations; loss or ransom of intellectual property, proprietary information, personal identifiable information or customer and vendor data; disruption of our customers’ and vendors’ operations; misappropriation of assets; loss or damage to our customer and vendor data delivery systems; and increased costs to prevent, respond to or mitigate cybersecurity events.  A breach could also originate from, or compromise, our customers’ and vendors’ or other third-party networks outside of our control.  A breach may also result in legal claims or proceedings against us by our shareholders, employees, customers, vendors and governmental authorities, both U.S. and non-U.S.  If such a cyber-incident were to occur, it could have a material adverse effect on our business or on our financial position, results of operations or cash flows.

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

We are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate and earn income, and such changes could include laws or policies directed toward companies organized in jurisdictions with low tax rates with the intent to increase their tax burden.  Several jurisdictions have implemented or are expected to implement in the future, the Organization for Economic Co-operation and Development Pillar 2 or other tax related provisions that are aimed at preventing base erosion and profit shifting, ensuring income is subject to a minimum level of taxation and preventing treaty misuse.  The application of these provisions is not always certain, and jurisdictions are still developing their rules and interpretations with regard to same.

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

We are subject to tax laws, treaties and regulations in the countries in which we operate and earn income.  Our income taxes are based on the applicable tax laws and tax rates in effect in the countries in which we operate and earn income as well as upon our operating structures in these countries.  Our income tax returns are subject to review and examination in these jurisdictions, and we do not recognize the benefit of income tax positions that are not more likely than not to be respected upon challenge by a tax authority.  If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected.  For example, we believe that neither we nor our non-U.S. subsidiaries, other than those that report a U.S. trade or business or a U.S. permanent establishment, were or are engaged in a trade or business in the U.S. or, if applicable, maintained or maintain a permanent establishment in the U.S.  The determination of the aforementioned, among other things, involves considerable judgment.  If the U.S. Internal Revenue Service were to disagree, then we could be subject to additional U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business or, if applicable, attributable to such U.S. permanent establishment during the period in which this was considered to have occurred.  If this occurs, our effective tax rate on worldwide earnings for that period could increase substantially, we could be subject to assessments in previously filed returns that remain open to audit and our earnings and cash flows from operations for that period could be adversely affected.

Risks related to our jurisdiction of organization and governing documents

As a Swiss corporation, our flexibility may be limited with respect to certain aspects of capital management AND swift implementation of certain initiatives or strategies.

Under Swiss law, our shareholders may approve a general share capital authorization, referred to under Swiss law as a capital band, that allows the board of directors to issue new shares without additional shareholder approval within a period of up to five years and for up to a maximum of 50 percent of a company’s issued share capital.  The general share capital authorization approved by shareholders at the May 2024 annual general meeting will expire on May 29, 2025.  Our currently available authority under this general share capital authorization is equivalent to 12.44 percent of our issued share capital as of February 11, 2025.  Accordingly, shareholders at our annual general meeting in May 2025 may be requested to approve a renewal and increase of our general share capital authorization for an additional term.  Subject to certain exceptions, Swiss law also grants preemptive rights to existing shareholders to subscribe for new issuances of shares.  Further, Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions.  Swiss law also reserves for shareholder approval certain corporate actions, such as approval of dividends, over which a board of directors would have authority in some other jurisdictions.  These Swiss law requirements relating to our capital management may limit our flexibility to swiftly implement certain initiatives or strategies, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

Under Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax based on the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid-in capital, if any.  At our 2009 annual general meeting, shareholders approved the repurchase of up to CHF 3.50 billion of our shares for cancellation under the share repurchase program.  If we repurchase shares, we expect to use an alternative procedure pursuant to which we repurchase shares via a “virtual second trading line” from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  The use of such “virtual second trading line” with respect to share repurchase programs is subject to the approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.

We are subject to anti-takeover provisions.

Our articles of association and Swiss law contain provisions that could prevent or delay an acquisition of the company by means of a tender offer, a proxy contest or otherwise.  Actions taken under such provisions may adversely affect prevailing market prices for our shares, and could, among other things:

◾	provide that the board of directors is authorized to issue a specified number of shares, which under our current and remaining general share capital authorization as of February 11, 2025 is 12.44 percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances. Pursuant to the terms of the current general share capital authorization, the board’s authority to issue new shares expires on May 29, 2025, subject to shareholders approving a renewal or increase of this authorization in accordance with the current company practice;
◾	provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of 15.0 percent of the share capital registered in the commercial register as of February 11, 2025 without obtaining additional shareholder approval through: (1) the exercise of conversion, exchange, option, warrant or similar rights for the subscription of shares granted in connection with bonds, options, warrants or other securities newly or already issued in national or international capital markets or new or already existing contractual obligations by or of any of our subsidiaries; or (2) in connection with the issuance of shares, options or other share-based awards;

◾	provide that any shareholder who wishes to propose any business or to nominate a person or persons for election as director at any annual meeting may only do so if we are given advance notice;
◾	provide that directors can be removed from office only by the affirmative vote of the holders of at least 66 2/3 percent of the shares entitled to vote;
◾	provide that a merger or demerger transaction requires the affirmative vote of the holders of at least 66 2/3 percent of the shares represented at the meeting and provide for the possibility of a so-called cash-out or squeeze-out merger if the acquirer controls 90 percent of the outstanding shares entitled to vote at the meeting;
◾	provide that any action required or permitted to be taken by the holders of shares must be taken at a duly called annual or extraordinary general meeting of shareholders;
◾	limit the ability of our shareholders to amend or repeal some provisions of our articles of association; and
◾limit transactions between us and an “interested shareholder,” which is generally defined as a shareholder that, together with its affiliates and associates, beneficially, directly or indirectly, owns 15 percent or more of our shares entitled to vote at a general meeting.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk management and strategy

Our approach to managing cybersecurity risk and safeguarding information across our organization embeds data protection and cybersecurity risk management throughout our enterprise and daily operations.  We maintain processes for identifying, assessing and managing material risks, including such risks from cybersecurity threats, and such processes are integrated into our overall risk management system.  Our enterprise risk register inventories significant risks to our company, including significant cybersecurity risks, and we maintain a separate functional risk register, specifically focusing on potential cybersecurity risks.  Within these risk registers, we record each identified risk, describe its likelihood of occurrence and assess its potential impact, including the materiality thereof.  As part of this exercise, mitigating measures are planned and implemented into action as necessary. As an additional feature of our cybersecurity risk management process, we have engaged an external service provider to support our cybersecurity team by performing penetration tests and periodic external security evaluations.

We undertake to align our cybersecurity program, which encompasses both enterprise security and operational security, with the standards of the National Institute of Standards and Technology Cybersecurity Framework.  We maintain continuous cyber threat-detection systems and have established an incident response plan, which contains playbooks for addressing and recovering from potential material cyberattacks and breaches of data security.  In addition to establishing security measures for vendors, we require onboarding orientation and periodic training for all employees and board members that focuses on cybersecurity and information management, and we conduct regular cybersecurity awareness campaigns.

As of the date of our filing of this report, we are not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on our business operations.  Given the rapid evolution of cyber-related attack techniques, including through the use of AI, cybersecurity risks associated with our information technology systems and the systems of our customers and vendors continue to grow.  Notwithstanding our cybersecurity management processes, a future cybersecurity incident could have a material adverse effect on our business or on our financial position, results of operations or cash flows.  See “Item 1A. Risk Factors—Risks related to laws, regulation, and governmental compliance—We are subject to cybersecurity risks and threats as well as increasing regulation of data privacy and security.”

Governance

We involve multiple levels of oversight as a part of our approach to cybersecurity risk management.  Our board of directors oversees our enterprise risk register and cybersecurity program, including related policies and procedures.  As part of this oversight, the audit committee of our board of directors receives regular status reports and updates from our management team and conducts periodic executive sessions with our Vice President, Information Technology.  Such status reports and executive sessions cover cybersecurity matters, such as developments to our program, key risk indicators, emerging risks, and identified incidents.

In addition, our Vice President, Information Technology, who has more than 20 years of industry experience and over 25 years of experience with the development, training and controls of effective global enterprise cybersecurity programs, oversees the implementation and compliance of our cybersecurity program and mitigation of information security related risks.  Such oversight includes (i) reviewing our enterprise risk register, (ii) maintaining adequate processes to manage the identified risks under our cybersecurity program, (iii) regularly analyzing logs of cybersecurity threats and vulnerabilities and (iv) overseeing prevention, detection, mitigation and remediation efforts in general, including the development and maintenance of the above-mentioned incident response plan.  Additionally, we maintain an experienced information technology team at the employee level that supports our Vice President, Information Technology in implementing our cybersecurity program and internal reporting, security and mitigation functions.

Item 2.Properties

The description of our property included under “Item 1. Business—Drilling Fleet” is incorporated by reference herein.  We maintain office spaces, land bases and other facilities worldwide, most of which we rent or lease, including principal executive offices in Steinhausen, Switzerland, and corporate offices in Houston, Texas, and Bermuda.  We maintain additional facilities in various countries in North America, Europe, South America, Asia, Africa and Australia.

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

As of December 31, 2024, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc. (“TODDI”), our wholly owned subsidiary, received a letter from the U.S. Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National Pollutant Discharge Elimination System permit for the western Gulf of Mexico (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S. Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to administrative monitoring and reporting obligations.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we initiated settlement discussions with the DOJ, which concluded with the execution of a civil consent decree by and between the DOJ, EPA, and TODDI, effective January 3, 2024 (the “Consent Decree”), that resolved the claims of the DOJ based upon the alleged violations of our Permit and the CWA.  Pursuant to the Consent Decree, we agreed to pay an immaterial monetary civil penalty, and we further agreed (i) to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance, including implementing certain procedures and submitting reports and other information, in each case according to the timelines and as described in the Consent Decree, (ii) to appoint an independent auditor to review, audit and report on our compliance with certain of our obligations thereunder, and (iii) to certain non-exclusive stipulated monetary penalties if we fail to comply with applicable provisions of the Consent Decree.  We may request termination of the Consent Decree after we have (x) completed timely the civil penalty payment and any accrued stipulated penalty requirements of the Consent Decree, and (y) maintained continuous satisfactory compliance with the Consent Decree for at least three years.  We do not believe that the enforcement of the Consent Decree would have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares of Our Common Equity

Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  On February 11, 2025, we had 878,886,948 shares outstanding and 4,454 holders of record of our shares.

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

Exemption—Distributions to shareholders in the form of a par value reduction or out of qualifying additional paid-in capital for Swiss statutory purposes are exempt from Swiss withholding tax.  On December 31, 2024, the aggregate amount of par value of our outstanding shares was $87.6 million, and the aggregate amount of qualifying additional paid-in capital of our outstanding shares was $17.4 billion.  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

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

If we repurchase shares, we expect to use an alternative procedure pursuant to which we repurchase our shares via a "virtual second trading line" from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  The use of such “virtual second trading line” with respect to share repurchase programs is subject to approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.  The repurchase of shares for purposes other than for cancellation, such as to retain as treasury shares for use in connection with stock incentive plans, convertible debt or other instruments within certain periods, are not generally subject to Swiss withholding tax.  In addition, in December 2022, the U.S. Department of the Treasury released proposed regulations under the Inflation Reduction Act of 2022, whereby an excise tax of one percent would be imposed on stock repurchases in the event one of our U.S. subsidiaries funds the stock repurchase.

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and if the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 11, 2025, together, Transocean Ltd. and Transocean International Limited, a Bermuda exempted company and our wholly owned subsidiary (formerly known as Transocean Inc., a Cayman Islands exempted company), held as treasury shares 6.58 percent of our issued shares.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the number of shares held as treasury shares as of February 11, 2025, 3.42 percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the currently approved program.

Share repurchase program—In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At December 31, 2024, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.57 billion.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
October 2024	—	$—	—	$3,574
November 2024	—	—	—	3,574
December 2024	—	—	—	3,574
Total	—	$—	—	$3,574

Item 6.RESERVED

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 11, 2025, we owned or had partial ownership interests in and operated 34 mobile offshore drilling units, consisting of 26 ultra-deepwater floaters and eight harsh environment floaters.

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

The information contained in this section should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K.  The following discussion of our results of operations and liquidity and capital resources includes comparisons for the years ended December 31, 2024 and 2023.  For a discussion, including comparisons, of our results of operations and liquidity and capital resources for the years ended December 31, 2023 and 2022, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023, filed with the United States (“U.S.”) Securities and Exchange Commission on February 21, 2024.

Significant Events

Acquisition—In June 2024, we transferred noncash consideration with an aggregate fair value of $431 million, including 55.5 million Transocean Ltd. shares and $130 million aggregate principal amount of 8.00% senior notes due February 2027 (the “8.00% Senior Notes”), to acquire the outstanding 67.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), the Cayman Islands company that owned the harsh environment floater Transocean Norge, and as a result, Orion became our wholly owned subsidiary.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Disposal of assets—In February 2024, we completed the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets, for aggregate net cash proceeds of $49 million, including $6 million received as a deposit in the year ended December 31, 2023.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

In July 2024, we completed the sale of the ultra-deepwater floater Deepwater Nautilus and related assets for aggregate net cash proceeds of $53 million.  In the year ended December 31, 2024, we recognized a loss of $143 million ($138 million or $0.15 per diluted share, net of tax) associated with the impairment of the rig and related assets, which we determined were impaired at the time that we classified the assets as held for sale.  See “—Operating Results,” “—Liquidity and Capital Resources—Sources and uses of liquidity.”

In September 2024, we executed purchase and sale agreements for the sale of the ultra-deepwater floaters Development Driller III and Discoverer Inspiration, together with related assets, for aggregate expected net cash proceeds of $343 million, and we recognized a loss of $629 million ($617 million or $0.67 per diluted share, net of tax), associated with the impairment of such assets, which we determined were impaired at the time that we classified the assets as held for sale.  The transactions contemplated by the binding purchase and sale agreements, executed in September 2024, for these rigs and related assets were subject to customary closing conditions, including the buyers’ ability to secure financing for the purchases.  In January 2025, after extending the originally agreed closing dates, we canceled the purchase and sale agreements as a result of the buyers’ failure to deliver the proceeds.  See “—Operating Results,” “—Liquidity and Capital Resources—Sources and uses of liquidity.”

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

Debt tender offers—In April 2024, we made an aggregate cash payment of $886 million, including related costs, to complete tender offers (the “Tender Offers”) for $596 million and $249 million aggregate principal amount of the validly tendered 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”) and 7.25% senior notes due November 2025 (the “7.25% Senior Notes”), respectively.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt redemption—In April 2024, we made an aggregate cash payment of $658 million, including related costs, to fully redeem $569 million aggregate principal amount of 7.50% senior notes due January 2026 and partially redeem $87 million aggregate principal amount of 8.00% Senior Notes.  In the year ended December 31, 2024, we made an aggregate cash payment of $204 million to redeem the remaining $105 million aggregate principal amount of 7.25% Senior Notes and $91 million aggregate principal amount of 11.50% Senior Guaranteed Notes outstanding following the completion of the Tender Offers.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our industry outlook is positive based upon underlying economic factors, including numerous long-term forecasts that indicate hydrocarbons will continue to be a critical source of energy for the foreseeable future, despite significant relative growth in alternative energy technologies.  Economic forecasts indicate that countries that are not members of the Organization for Economic Co-operation and Development will continue to experience population growth and improvement in living standards, which will compound the increase in energy demand for the foreseeable future.  We believe that these factors will contribute to robust demand for oil and gas.

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

Significantly reduced offshore contracting activity during the previous downcycle has also resulted in a smaller marketable global fleet of floating rigs available to meet the current upcycle in expected customer demands, specifically with respect to the highest specification drilling units preferred by many of our customers for their projects.  Marketable supply and demand for ultra-deepwater and harsh environment rigs has become more balanced relative to prior periods.  We do, however, expect some increased pressure on utilization into 2026, as several of our competitors’ rigs have yet to obtain new commitments.  Our customers are planning further into the future to ensure availability of rigs for their drilling programs and are signing contracts with longer lead times and durations, as well as higher dayrates.  Our customers continue to pursue offshore projects in deepwater and harsh environments where rates of return and production volumes are anticipated to be very attractive, which is reflected in the resumption of postponed projects, commencement of new drilling and exploration campaigns and extensions of current drilling campaigns.

Offshore drilling activity remains robust in every major deepwater geographic sector.  Several new exploration and development programs have commenced, and our customers continue to be disciplined in their investment of capital and remain focused on project execution.  Tendering activity improved during 2024 in the golden triangle area, which comprises North America, South America and West Africa.

In Norway, the largest region for harsh environment rigs, we anticipate demand will accelerate and extend through the end of the decade.  Several of the high-specification semisubmersible rigs that departed the region to work in other emerging harsh environment regions may ultimately return to fulfill the anticipated increase in demand in Norway.  Contract durations, including subsequent extensions, on most of these units along with other factors affecting supply and demand for drilling rigs are likely to continue to have a favorable influence on dayrates and contracting terms as competition increases for high-specification semisubmersibles.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of February 12, 2025, our uncommitted fleet rates for each of the five years in the period ending December 31, 2029 were as follows:

	2025	2026	2027	2028	2029
Uncommitted fleet rate
Ultra-deepwater floaters	40%	52%	69%	87%	95%
Harsh environment floaters	20%	36%	82%	94%	100%

Performance and Other Key Indicators

Contract backlog—We believe our industry leading contract backlog distinguishes us from the competition and provides indicators of our future revenue-earning opportunities.  Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be material to our contract drilling revenues.  The contract backlog represents the maximum contract drilling revenues that can be earned considering the contractual operating dayrate in effect during the firm contract period.  The contract backlog for our fleet was as follows:

	February 12,	October 24,	February 14,
	2025	2024	2024

	(in millions)
Contract backlog
Ultra-deepwater floaters	$6,363	$7,144	$6,951
Harsh environment floaters	1,965	2,144	2,057
Total contract backlog	$8,328	$9,288	$9,008

Our contract backlog includes only firm commitments which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  It does not include conditional agreements and options to extend firm commitments.

The average contractual dayrate relative to our contract backlog is defined as the average maximum contractual operating dayrate to be earned per operating day in the measurement period.  An operating day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after operations commence.  At February 12, 2025, the contract backlog and average contractual dayrates for our fleet were as follows:

		For the years ending December 31,
	Total	2025	2026	2027	2028	2029

	(in millions, except average dayrates)
Contract backlog
Ultra-deepwater floaters	$6,363	$2,230	$2,007	$1,319	$584	$223
Harsh environment floaters	1,965	842	811	226	86	—
Total contract backlog	$8,328	$3,072	$2,818	$1,545	$670	$223

Average contractual dayrates
Ultra-deepwater floaters	$435,000	$443,000	$457,000	$452,000	$489,000	$509,000
Harsh environment floaters	$404,000	$404,000	$438,000	$437,000	$508,000	$—
Total fleet average	$427,000	$432,000	$452,000	$449,000	$491,000	$509,000

The actual amount of revenues earned and the actual periods in which revenues are earned will differ from the amounts and periods shown in the tables above due to various factors, including shipyard and maintenance projects, unplanned downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate.  Additional factors that could affect the amount and timing of actual revenues to be recognized include customer liquidity issues and contract suspension or termination that may be available to our customers under certain circumstances.

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

Average daily revenue—We believe average daily revenue provides a comparative measurement unit for our revenue-earning performance.  Average daily revenue is defined as operating revenues, excluding revenues for contract terminations, reimbursements and contract intangible amortization, earned per operating day.  The average daily revenue for our fleet was as follows:

	Years ended December 31,
	2024	2023	2022
Average daily revenue
Ultra-deepwater floaters	$428,000	$393,700	$329,100
Harsh environment floaters	$435,900	$354,300	$380,000
Total fleet average daily revenue	$430,100	$382,300	$345,500

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

	Years ended December 31,
	2024	2023	2022
Revenue efficiency
Ultra-deepwater floaters	93.4%	96.5%	95.7%
Harsh environment floaters	97.5%	97.8%	97.6%
Total fleet average revenue efficiency	94.5%	96.8%	96.4%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Years ended December 31,
	2024	2023	2022
Rig utilization
Ultra-deepwater floaters	57.3%	49.4%	50.1%
Harsh environment floaters	71.1%	59.1%	64.9%
Total fleet average rig utilization	60.5%	51.9%	54.1%

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

Operating Results

Year ended December 31, 2024 compared to the year ended December 31, 2023

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended December 31,
	2024	2023	Change	% Change

	(in millions, except day amounts and percentages)
Operating days	7,848	7,045	803	11%
Average daily revenue	$430,100	$382,300	$47,800	13%
Revenue efficiency	94.5%	96.8%
Rig utilization	60.5%	51.9%

Contract drilling revenues	$3,524	$2,832	$692	24%

Operating and maintenance expense	(2,199)	(1,986)	(213)	(11)%
Depreciation and amortization expense	(739)	(744)	5	1%
General and administrative expense	(214)	(187)	(27)	(14)%
Loss on impairment of assets	(772)	(57)	(715)	nm
Loss on disposal of assets, net	(17)	(183)	166	91%
Operating loss	(417)	(325)	(92)	(28)%

Other income (expense), net
Interest income	50	52	(2)	(4)%
Interest expense, net of amounts capitalized	(362)	(646)	284	44%
Gain (loss) on retirement of debt	161	(31)	192	nm
Other, net	45	9	36	nm
Loss before income tax (expense) benefit	(523)	(941)	418	44%
Income tax (expense) benefit	11	(13)	24	nm
Net loss	$(512)	$(954)	$442	46%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following: (a) approximately $470 million resulting from increased utilization, (b) approximately $275 million resulting from improved average daily revenues, (c) approximately $140 million resulting from the operations of our newbuild ultra-deepwater floaters Deepwater Titan and Deepwater Aquila, (d) approximately $70 million resulting from increased activity for the operations of Transocean Norge and (e) $48 million resulting from decreased amortization of contract intangible assets.  These increases were partially offset by the following: (a) approximately $200 million resulting from rigs sold or classified as held for sale, (b) approximately $50 million resulting from decreased revenue efficiency for the comparable active fleet and (c) approximately $35 million resulting from early termination fees in the year ended December 31, 2023 with no comparable activity in the current-year period and (d) approximately $20 million resulting from unfavorable currency exchange rates.

Costs and expenses—Operating and maintenance costs and expenses increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following: (a) approximately $310 million resulting from increased operating activity, (b) approximately $70 million resulting from the operations of Deepwater Titan and Deepwater Aquila, (c) approximately $65 million resulting from incremental in-service costs related to additional subcontracted services, (d) approximately $60 million resulting from the effect of inflation on personnel and other operating costs, (e) approximately $30 million resulting from the operations of Transocean Norge, and (f) approximately $15 million resulting from increased out-of-service costs.  These increases were partially offset by the following: (a) approximately $180 million resulting from rigs sold or classified as held for sale, (b) approximately $100 million resulting from lower costs incurred during contract preparation, (c) approximately $25 million resulting from increased favorable settlements of various litigation and contingencies and (d) approximately $20 million resulting from favorable currency exchange rates.

Depreciation and amortization expense decreased for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to (a) $33 million resulting from rigs sold, contributed or classified as held for sale and (b) $12 million resulting from assets that had reached the end of their useful lives or had been retired, partially offset by an increase of (c) $40 million resulting from three newbuild ultra-deepwater floaters, one acquired harsh environment floater and other property and equipment placed into service.

General and administrative costs and expenses increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following: (a) $17 million resulting from increased personnel costs, primarily resulting from costs associated with the early retirement of certain personnel, and (b) $13 million resulting from increased legal and professional fees.

Loss on impairment or disposal of assets—In the year ended December 31, 2024, we recognized a loss of $772 million associated with the impairment of Deepwater Nautilus, Development Driller III and Discoverer Inspiration, together with related assets.  In the year ended December 31, 2023, we recognized a loss of $57 million associated with the impairment of Paul B. Loyd, Jr. and Transocean Leader, together with related assets.

In the year ended December 31, 2023, we recognized a loss of $169 million associated with our non-cash contribution of ultra-deepwater floater Ocean Rig Olympia and related assets in exchange for an equity ownership interest in Global Sea Mineral Resources NV.  In the years ended December 31, 2024 and 2023, we recognized an aggregate net loss of $16 million and $14 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following: (a) $342 million decreased interest resulting from the fair value adjustment of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) and (b) $75 million decreased interest resulting from debt repaid as scheduled or early retired, partially offset by, (c) $133 million increased interest resulting from debt issued and (d) $24 million increased interest resulting from reduced interest costs capitalized for our recently completed newbuild construction program.

In the year ended December 31, 2024, we recognized a net gain on retirement of debt as follows: (a) a net gain of $144 million resulting from retirement of notes validly tendered in the Tender Offers and (b) a net gain of $17 million resulting from the redemption of $852 million aggregate principal amount of our debt securities.  In the year ended December 31, 2023, we recognized a net loss primarily resulting from the redemption of $1.38 billion aggregate principal amount of our debt securities.

Other income net, increased in the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following: (a) a loss of $27 million associated with a payment of cash or the issuance of additional shares to certain holders that elected to exercise their exchanges rights for the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds in the year ended December 31, 2023 with no comparable activity in the current year, b) decreased losses of $19 million related to our equity investments in unconsolidated affiliates and (c) an increased gain of $6 million related to net changes to currency exchange rates, partially offset by (d) decreased income of $19 million related to our dual-activity patent.

Income tax expense—In the years ended December 31, 2024 and 2023, our effective tax rate was 2.2 percent and (1.4) percent, respectively, based on loss before income tax expense or benefit.  In the years ended December 31, 2024 and 2023, the aggregate effect of discrete period tax items was a net tax benefit of $158 million and $74 million, respectively.  In the year ended December 31, 2024, discrete items included changes to deferred taxes resulting from operational and structural changes related to rig movements and asset impairments, changes to valuation allowances and settlements and expirations of various uncertain tax positions.  In the year ended December 31, 2023, such discrete items included settlements and expirations of various uncertain tax positions, changes to valuation allowances and changes to deferred taxes due to new rig operations.  In the years ended December 31, 2024 and 2023, our effective tax rate, excluding discrete items, was 159.1 percent and (13.3) percent, respectively, based on loss before income tax expense or benefit.  In the year ended December 31, 2024 compared to the year ended December 31, 2023, our effective tax rate excluding discrete items increased primarily due to changes in the relative blend of income from operations in certain jurisdictions.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  We may have subsidiaries with tax expense on taxable earnings that exceeds the tax benefits in other jurisdictions, or vice versa, which sometimes results in a negative effective tax rate or unusually large effective tax rates relative to consolidated income or loss before income taxes.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

In the year ended December 31, 2024, our primary sources of cash were net cash proceeds from issuance of debt, net cash provided by our operating activities and net cash proceeds from disposal of assets.  Our primary uses of cash were debt repayments and capital expenditures.

	Years ended December 31,
	2024	2023	Change

	(in millions)
Cash flows from operating activities
Net loss	$(512)	$(954)	$442
Non-cash items, net	1,213	1,351	(138)
Changes in operating assets and liabilities, net	(254)	(233)	(21)
	$447	$164	$283

Net cash provided by operating activities increased primarily due to increased cash collected from customers, partially offset by increased cash paid to suppliers and increased cash paid for interest.

	Years ended December 31,
	2024	2023	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(254)	$(427)	$173
Investments in debt and equity of unconsolidated affiliates	(3)	(13)	10
Proceeds from disposal of assets, net of costs to sell	101	10	91
Cash acquired in acquisition of unconsolidated affiliate	5	7	(2)
	$(151)	$(423)	$272

Net cash used in investing activities decreased primarily due to reduced capital expenditures associated with our newbuild construction program and increased proceeds from disposal of one ultra-deepwater floater and two harsh environment floaters in the year ended December 31, 2024.

	Years ended December 31,
	2024	2023	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(2,103)	$(1,717)	$(386)
Proceeds from issuance of debt, net of issue costs	1,770	1,983	(213)
Other, net	(17)	(3)	(14)
	$(350)	$263	$(613)

Net cash used in financing activities increased primarily due to (a) increased net cash used to early retire $1.70 billion aggregate principal amount of certain of our debt securities in tender offers and redemptions completed in the year ended December 31, 2024 compared to net cash used to redeem $1.38 billion aggregate principal amount of certain of our debt securities in the prior year and (b) reduced net cash proceeds from the issuance of $900 million aggregate principal amount of 8.25% Senior Notes and $900 million aggregate principal amount of 8.50% Senior Notes in the year ended December 31, 2024 compared to net cash proceeds from the issuance of $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030, $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 and $325 million aggregate principal amount of 8.00% senior secured notes due September 2028 in the prior year.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility, proceeds from disposal of assets or proceeds from the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other debt-related deposits or reservations of unrestricted cash.  At December 31, 2024, we had $560 million in unrestricted cash and cash equivalents and $381 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

We have a Secured Credit Facility that provides us with a borrowing capacity of $576 million through June 22, 2025 and $510 million through its maturity on June 22, 2028.  Our Secured Credit Facility, which is secured by, among other things, a lien on eight of our ultra-deepwater floaters and two of our harsh environment floaters, contains certain restrictive covenants, including a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0 and a minimum liquidity requirement of $200 million, among others.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, the ability to pay dividends and repurchase our shares.  For more information about the restrictions in our Secured Credit Facility and maturity triggers thereof, as well as on our scheduled debt maturities in 2025 and beyond, see Notes to Consolidated Financial Statements—Note 8—Debt.

Although we currently anticipate relying on these sources of liquidity, including cash flows from operating activities and borrowings under our Secured Credit Facility, among others, we may in the future consider establishing additional financing arrangements with banks or other capital providers and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  Our secured indentures include collateral rig leverage ratios, and in the past, during periods when certain of these rigs have experienced reduced levels of operating efficiency or utilization, we have deposited unrestricted cash into the applicable debt service reserve account to maintain compliance with the applicable covenant.  We may in the future deposit a portion of our unrestricted cash or, in lieu thereof, take other actions, including seeking covenant relief or other consents of holders of certain of our secured debt, as applicable.  For more information about our indentures and our debt and equity securities, see Notes to Consolidated Financial Statements—Note 8—Debt and Notes to Consolidated Financial Statements—Note 13—Equity.

Debt and equity markets—From time to time, we seek to access the capital markets, including with respect to potential liability management transactions.  For example, we have completed multiple debt and equity transactions, including tender offers, redemptions, exchanges and retirement of existing debt, in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity position.  Subject to then-existing market conditions and our expected liquidity needs, among other factors, we may use existing unrestricted cash balances, cash flows from operating activities, or proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging any of our debt or equity-linked securities in the open market, in privately negotiated transactions, or through tender or exchange offers, or by redeeming any of our outstanding debt securities pursuant to the terms of the applicable governing document, if applicable.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.  For more information about our debt and equity transactions during the three-year period ended December 31, 2024, see Notes to Consolidated Financial Statements—Note 8—Debt.

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

Drilling fleet—From time to time, we review possible acquisitions of businesses and drilling rigs, as well as noncontrolling ownership interests in other companies, and we may make significant future capital commitments for such purposes.  We may also consider investments related to major rig upgrades, new rig construction, or the acquisition of a rig under construction.  Any such acquisition or investment has involved, and in the future could involve, the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  Our failure to subsequently secure drilling contracts in these instances, if not already secured, could have an adverse effect on our results of operations or cash flows.

In June 2024, we completed construction of Deepwater Aquila, and it commenced operations under its drilling contract.  The seventh generation, high-specification drillship is equipped with our patented dual activity, a 1,400 short-ton hookload, large deck space, high load capacities and is dual-stack ready.  The full scope of the construction project for the rig and related assets was completed for a total cost of $440 million.

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and market demand for required components and resources.  We intend to fund the cash requirements for our projected capital expenditures by using available cash balances, cash generated from operations and asset sales, borrowings under our Secured Credit Facility and financing arrangements with banks or other capital providers.  Economic conditions and other factors could impact the availability of these sources of funding.

From time to time, we may also review the possible disposition of certain drilling assets.  During the year ended December 31, 2024, we completed the sale of one ultra-deepwater floater and two harsh environment floaters.  Considering market conditions, we have previously committed to plans to sell certain lower specification drilling units for scrap value, and we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Consolidated Financial Statements—Note 6—Long-Lived Assets.

Contractual obligations—We provide additional information about our cash requirements for known contractual and other obligations on both a short-term and long-term basis in the notes to our consolidated financial statements as follows:

◾For additional information regarding our operating and finance lease obligations, see Notes to Consolidated Financial Statements—Note 7—Leases.
◾For additional information regarding our debt obligations and scheduled maturities, see Notes to Consolidated Financial Statements—Note 8—Debt.
◾For additional information regarding the obligations to our employees under our various postemployment benefit plans, see Notes to Consolidated Financial Statements—Note 9—Benefit Plans.
◾For additional information regarding our tax obligations, see Notes to Consolidated Financial Statements—Note 10—Income Taxes.
◾For additional information regarding our obligations under long-term service agreements and our material contingencies, see Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies.

Other commercial commitments—We have other commercial commitments, such as standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, customs, tax and other obligations in various jurisdictions.  The cash obligations of these commitments, which are primarily geographically concentrated in Brazil, are not normally called because we typically comply with the underlying performance requirements.  Standby letters of credit are issued under various committed and uncommitted credit lines, some of which require cash collateral.  For additional information regarding our standby letters of credit and surety bond guarantees, see Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies.

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

We consider the following to be our critical accounting policies and estimates since they are very important to the portrayal of our financial condition and results and require our most subjective and complex judgments.  We have discussed the development, selection and disclosure of such policies and estimates with the audit committee of our board of directors.  For information about our significant accounting policies and accounting standards updates, see Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies and Notes to Consolidated Financial Statements—Note 3—Accounting Standards Updates.

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

Our tax returns are undergoing examinations in a number of taxing jurisdictions covering various years.  We review our liabilities on an ongoing basis and, to the extent audits or other events cause us to adjust the liabilities accrued in prior periods, we recognize those adjustments in the period of the event.  Our potential tax liabilities are dependent on numerous factors that cannot be reasonably projected, including among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the taxes paid to one country that either produce, or fail to produce, offsetting tax changes in other countries.  Consequently, we cannot reasonably estimate the future impact of changes to the assumptions and estimates related to our annual tax provision.

Unrecognized tax benefits—We establish liabilities for estimated tax exposures, and we recognize the provisions and benefits resulting from changes to those liabilities, together with related interest and penalties, in income tax expense or benefit.  Income tax exposure items include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  Such tax exposures may be affected by changes in applicable tax law or other factors, which could cause us to revise our prior estimates, and are generally resolved through the settlement of audits within the tax jurisdictions or by judicial means.  At December 31, 2024 and 2023, we had unrecognized tax benefits of $414 million and $458 million, respectively, including interest and penalties, against which we recorded net operating loss deferred tax assets of $372 million and $411 million, respectively, resulting in net unrecognized tax benefits of $42 million and $47 million, respectively, including interest and penalties, that upon reversal would favorably impact our effective tax rate.

Valuation allowance—We apply significant judgment to determine whether our deferred tax assets will be fully or partially realized.  To evaluate our ability to realize deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  We continually evaluate opportunities to utilize our deferred tax assets.  We record a valuation allowance for deferred tax assets when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.  For example, we may record a valuation allowance for deferred tax assets resulting from net operating losses incurred during the year in certain jurisdictions for which the benefit of the losses will not be realized or for foreign tax credit carryforwards that may expire prior to their utilization.  During the years ended December 31, 2024 and 2023, in connection with our evaluation of the projected realizability of our deferred tax assets, we determined that our consolidated cumulative loss incurred over the recent three-year period has limited our ability to consider other subjective evidence, such as projected contract activity rather than contract backlog.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Property and equipment

Overview—We apply significant judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for useful lives and salvage values.  At December 31, 2024 and 2023, the carrying amount of our property and equipment was $15.83 billion and $16.94 billion, respectively, representing 82 percent and 84 percent, respectively, of our total assets.

Useful lives and salvage values—We depreciate our assets using the straight-line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  We may also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.  At December 31, 2024, a hypothetical one-year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $29 million and a hypothetical one-year decrease would cause an increase in our annual depreciation expense of approximately $15 million.

Long-lived asset impairment—We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable.  Potential impairment indicators include rapid declines in commodity prices and related market conditions, declines in dayrates or utilization, cancellations of contracts or credit concerns of multiple customers.  During periods of oversupply, we may idle or stack rigs for extended periods of time until market conditions change, or we may elect to sell certain rigs for scrap, which in combination with other indicators above, could be an indication that an asset group may be impaired since supply and demand are the key drivers of rig utilization and our ability to contract our rigs at economical rates.  Our rigs are mobile units, equipped to operate in geographic regions throughout the world and, consequently, we may mobilize rigs from an oversupplied region to a more lucrative and undersupplied region when it is economical to do so.  Many of our contracts generally allow our customers to relocate our rigs from one geographic region to another, subject to certain conditions, and our customers utilize this capability to meet their worldwide drilling requirements.  Accordingly, our rigs are considered to be interchangeable within each asset group, and we evaluate impairment by asset group.  We consider our asset groups to be ultra-deepwater floaters and harsh environment floaters.

We assess recoverability of assets held and used by projecting undiscounted cash flows for the asset group being evaluated.  When the carrying amount of the asset group is determined to be unrecoverable, we recognize an impairment loss, measured as the amount by which the carrying amount of the asset group exceeds its estimated fair value.  To estimate the fair value of each asset group, we apply a variety of valuation methods, incorporating income, market and cost approaches.  We may weigh the approaches, under certain circumstances, when relevant data is limited, when results are inconclusive or when results deviate significantly.  Our estimate of fair value generally requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to the long-term future performance of our asset groups, such as projected revenues and costs, dayrates, rig utilization and revenue efficiency.  These projections involve uncertainties that rely on assumptions about demand for our services, future market conditions and technological developments.  Because our business is cyclical, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or the assumptions used to estimate fair value and development of significant unanticipated changes to the assumptions could materially alter an outcome that could otherwise result in an impairment loss.  Given the nature of these evaluations and their application to specific asset groups and specific time periods, it is not possible to reasonably quantify the impact of changes in these assumptions.  See Notes to Consolidated Financial Statements—Note 6—Long-Lived Assets.

Other Matters

Related party transactions

During the year ended December 31, 2024, we entered into certain related party transactions with our unconsolidated affiliates.  For additional information regarding our related party transactions, see Notes to Consolidated Financial Statements—Note 4—Unconsolidated Affiliates and Notes to Consolidated Financial Statements—Note 8—Debt.

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

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying statutory rates, deductions and tax attributes, which are subject to changes resulting from new legislation, interpretation or guidance.  From time to time, as a result of these changes, we may revise previously evaluated tax positions, which could cause us to adjust our recorded tax assets and liabilities.  Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We intend to defend our tax positions vigorously.  Although we can provide no assurance as to the outcome of the aforementioned changes, examinations or assessments, we do not expect the ultimate liability to have a material adverse effect on our financial position or results of operations; however, it could have a material adverse effect on our cash flows.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to equity price risk related to certain of our exchangeable bonds and currency exchange rate risk related to our international operations.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of December 31, 2024, for each of the five years in the period ending December 31, 2029 and thereafter (in millions, except interest rate percentages):

	Years ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$714	$541	$1,255	$664	$1,276	$2,494	$6,944	$6,888
Average interest rate	6.15%	7.21%	7.74%	7.83%	7.56%	8.03%

At December 31, 2024 and 2023, the fair value of our outstanding debt was $6.89 billion and $7.31 billion, respectively.  During the year ended December 31, 2024, the fair value of our debt decreased by $420 million due to the following: (a) a decrease of $1.69 billion resulting from debt retired in tender offers and redemptions, (b) a decrease of $351 million resulting from debt repaid in scheduled installments and (c) a net decrease of $275 million resulting from changes in the market prices of our outstanding debt, including the fair value adjustment to the bifurcated compound exchange feature contained in the indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds, partially offset by (d) an increase of $1.77 billion resulting from the issuance of the 8.25% Senior Notes and the 8.50% Senior Notes and (e) an increase of $130 million resulting from the issuance of the 8.00% Senior Notes as partial consideration to acquire the outstanding ownership interests of Orion.  See Notes to Consolidated Financial Statements—Note 8—Debt and Notes to Consolidated Financial Statements—Note 19—Risk Concentration.

The majority of our cash equivalents is subject to variable interest rates or short-term interest rates and such cash equivalents earn commensurately higher rates of return when interest rates increase.

Equity price risk—We are exposed to equity price risk primarily related to the bifurcated compound exchange feature contained within the indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds.  The market price of our shares is the primary driver of the fair value of the exchange feature.  At December 31, 2024, the fair value of the bifurcated compound exchange feature was $136 million.  At December 31, 2024, a 10 percent hypothetical increase or decrease to the market price of our shares would result in a $22 million increase or $18 million decrease, respectively, to the carrying amount of the exchange feature, recorded as a component of our debt, and a corresponding adjustment to interest expense.  See Notes to Consolidated Financial Statements—Note 8—Debt and Notes to Consolidated Financial Statements—Note 19—Risk Concentration.

Currency exchange rate risk—We are exposed to currency exchange rate risk primarily related to contract drilling revenues, employee compensation costs and purchasing costs that are denominated in currencies other than our functional currency, the U.S. dollar.  We use a variety of techniques to minimize the exposure to currency exchange rate risk, including structuring customer payment terms and occasionally entering into forward exchange contracts.  We structure customer contracts, as our primary tool to manage currency exchange rate risk, to provide for payment in both U.S. dollars and local currency where the local currency portion is based on our anticipated local currency requirements over the contract term.  Due to various factors, including customer acceptance, local banking laws, national content requirements, other statutory requirements, currency liquidity, local inflation and revenue efficiency, actual local currency needs may vary from those realized in the customer contracts, resulting in partial exposure to currency exchange rate risk.  The currency exchange effect resulting from our international operations generally has not had a material impact on our operating results.  See Notes to Consolidated Financial Statements—Note 19—Risk Concentration.

Item 8.Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management of Transocean Ltd. (the “Company,” “we” or “our”) is responsible for the integrity and objectivity of the financial information included in this annual report.  We have prepared our financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”), which require us to apply our best judgement to make estimates and assumptions for certain amounts.  We are responsible for establishing and maintaining a system of internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.  Our internal control system is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection of qualified personnel, and a written Code of Integrity.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, as described in Internal Control-Integrated Framework, as published in 2013.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Transocean Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Transocean Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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
February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025, expressed an unqualified opinion thereon.

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

Income Taxes
Description of the Matter

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company operates in multiple jurisdictions through a complex operating structure and is subject to applicable tax laws or regulations in each jurisdiction where it operates.  The Company’s provision for income taxes is based on the tax laws and rates applicable in each jurisdiction.

Auditing management’s provision for income taxes and related deferred taxes was complex because of the Company’s multi-national operating structure.  In particular, a higher degree of auditor judgment was required to evaluate the completeness of the Company’s deferred tax provision as a result of the Company’s interpretation of tax law in certain jurisdictions across its multiple subsidiaries.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s income tax provision process, including controls over management’s review of the identification of deferred income taxes and changes in tax laws and regulations that may impact the completeness of the Company’s deferred income tax provision.

Our audit procedures also included, among others, (i) obtaining an understanding of the Company’s overall tax structure, evaluating changes in the Company’s tax structure that occurred during the year as well as changes in tax law, and assessing the interpretation of those changes under the relevant jurisdiction’s tax law; (ii) utilizing tax resources with appropriate knowledge of local jurisdictional laws and regulations; and (iii) evaluating the completeness of deferred income taxes.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Houston, Texas
February 18, 2025

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years ended December 31,
	2024	2023	2022

Contract drilling revenues	$3,524	$2,832	$2,575

Costs and expenses
Operating and maintenance	2,199	1,986	1,679
Depreciation and amortization	739	744	735
General and administrative	214	187	182
	3,152	2,917	2,596

Loss on impairment of assets	(772)	(57)	—
Loss on disposal of assets, net	(17)	(183)	(10)
Operating loss	(417)	(325)	(31)

Other income (expense), net
Interest income	50	52	27
Interest expense, net of amounts capitalized	(362)	(646)	(561)
Gain (loss) on retirement of debt	161	(31)	8
Other, net	45	9	(5)
	(106)	(616)	(531)
Loss before income tax expense (benefit)	(523)	(941)	(562)
Income tax expense (benefit)	(11)	13	59

Net loss	(512)	(954)	(621)
Net income attributable to noncontrolling interest	—	—	—
Net loss attributable to controlling interest	$(512)	$(954)	$(621)

Loss per share
Basic	$(0.60)	$(1.24)	$(0.89)
Diluted	$(0.76)	$(1.24)	$(0.89)

Weighted-average shares outstanding
Basic	850	768	699
Diluted	925	768	699

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Years ended December 31,
	2024	2023	2022

Net loss	$(512)	$(954)	$(621)
Net income attributable to noncontrolling interest	—	—	—
Net loss attributable to controlling interest	(512)	(954)	(621)

Components of net periodic benefit costs before reclassifications	37	6	(109)
Components of net periodic benefit costs reclassified to net loss	2	—	3
Other comprehensive income (loss) before income taxes	39	6	(106)
Income taxes related to other comprehensive income (loss)	—	2	5

Other comprehensive income (loss)	39	8	(101)
Other comprehensive income attributable to noncontrolling interest	—	—	—
Other comprehensive income (loss) attributable to controlling interest	39	8	(101)

Total comprehensive loss	(473)	(946)	(722)
Total comprehensive income attributable to noncontrolling interest	—	—	—
Total comprehensive loss attributable to controlling interest	$(473)	$(946)	$(722)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$560	$762
Accounts receivable, net	564	512
Materials and supplies, net	439	426
Assets held for sale	343	49
Restricted cash and cash equivalents	381	233
Other current assets	165	144
Total current assets	2,452	2,126

Property and equipment	22,417	23,875
Less accumulated depreciation	(6,586)	(6,934)
Property and equipment, net	15,831	16,941
Contract intangible assets	—	4
Deferred tax assets, net	45	44
Other assets	1,043	1,139
Total assets	$19,371	$20,254

Liabilities and equity
Accounts payable	$255	$323
Accrued income taxes	31	23
Debt due within one year	686	370
Other current liabilities	691	681
Total current liabilities	1,663	1,397

Long-term debt	6,195	7,043
Deferred tax liabilities, net	499	540
Other long-term liabilities	729	858
Total long-term liabilities	7,423	8,441

Commitments and contingencies

Shares, $0.10 par value, 1,057,879,029 authorized, 141,262,093 conditionally authorized, 940,828,901 issued and 875,830,772 outstanding at December 31, 2024, and CHF 0.10 par value, 1,021,294,549 authorized,
142,362,093 conditionally authorized, 843,715,858 issued and 809,030,846 outstanding at December 31, 2023	87	81
Additional paid-in capital	14,880	14,544
Accumulated deficit	(4,545)	(4,033)
Accumulated other comprehensive loss	(138)	(177)
Total controlling interest shareholders’ equity	10,284	10,415
Noncontrolling interest	1	1
Total equity	10,285	10,416
Total liabilities and equity	$19,371	$20,254

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Years ended December 31,			Years ended December 31,
	2024	2023	2022	2024	2023	2022
Shares
Balance, beginning of period	809	722	655	$81	$71	$64
Issuance of shares	67	87	67	6	10	7
Balance, end of period	876	809	722	$87	$81	$71

Additional paid-in capital
Balance, beginning of period				$14,544	$13,984	$13,683
Share-based compensation				47	40	29
Issuance of shares				289	520	256
Issuance of warrants				—	—	16
Balance, end of period				$14,880	$14,544	$13,984

Accumulated deficit
Balance, beginning of period				$(4,033)	$(3,079)	$(2,458)
Net loss attributable to controlling interest				(512)	(954)	(621)
Balance, end of period				$(4,545)	$(4,033)	$(3,079)

Accumulated other comprehensive loss
Balance, beginning of period				$(177)	$(185)	$(84)
Other comprehensive income (loss) attributable to controlling interest				39	8	(101)
Balance, end of period				$(138)	$(177)	$(185)

Total controlling interest shareholders’ equity
Balance, beginning of period				$10,415	$10,791	$11,205
Total comprehensive loss attributable to controlling interest				(473)	(946)	(722)
Share-based compensation				47	40	29
Issuance of shares				295	530	263
Issuance of warrants				—	—	16
Balance, end of period				$10,284	$10,415	$10,791

Noncontrolling interest
Balance, beginning of period				$1	$1	$1
Balance, end of period				$1	$1	$1

Total equity
Balance, beginning of period				$10,416	$10,792	$11,206
Total comprehensive loss				(473)	(946)	(722)
Share-based compensation				47	40	29
Issuance of shares				295	530	263
Issuance of warrants				—	—	16
Balance, end of period				$10,285	$10,416	$10,792

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2024	2023	2022

Cash flows from operating activities
Net loss	$(512)	$(954)	$(621)
Adjustments to reconcile to net cash provided by operating activities:
Amortization of contract intangible asset	4	52	117
Depreciation and amortization	739	744	735
Share-based compensation expense	47	40	29
Loss on impairment of assets	772	57	—
Loss on disposal of assets, net	17	183	10
Amortization of debt-related balances, net	53	51	33
(Gain) loss on adjustment to bifurcated compound exchange feature	(214)	127	157
(Gain) loss on retirement of debt	(161)	31	(8)
Loss on impairment of investment in unconsolidated affiliates	5	5	—
Deferred income tax expense	(42)	18	46
Other, net	(7)	43	44
Changes in deferred revenues, net	45	70	(20)
Changes in deferred costs, net	(2)	(190)	1
Changes in other operating assets and liabilities, net	(297)	(113)	(75)
Net cash provided by operating activities	447	164	448

Cash flows from investing activities
Capital expenditures	(254)	(427)	(717)
Investment in loans to unconsolidated affiliates	(3)	(3)	(5)
Investment in equity of unconsolidated affiliates	—	(10)	(42)
Proceeds from disposal of assets, net of costs to sell	101	10	7
Cash acquired in acquisition of unconsolidated affiliates	5	7	—
Net cash used in investing activities	(151)	(423)	(757)

Cash flows from financing activities
Repayments of debt	(2,103)	(1,717)	(554)
Proceeds from issuance of debt, net of issue costs	1,770	1,983	175
Proceeds from issuance of shares, net of issue costs	—	—	263
Proceeds from issuance of warrants, net of issue costs	—	—	12
Other, net	(17)	(3)	(8)
Net cash provided by (used in) financing activities	(350)	263	(112)

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(54)	4	(421)
Unrestricted and restricted cash and cash equivalents, beginning of period	995	991	1,412
Unrestricted and restricted cash and cash equivalents, end of period	$941	$995	$991

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of December 31, 2024, we owned or had partial ownership interests in and operated a fleet of 34 mobile offshore drilling units, consisting of 26 ultra-deepwater floaters and eight harsh environment floaters.

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

We perform contract drilling services by deploying our high-specification fleet in a single, global market that is geographically dispersed in oil and gas exploration and development areas throughout the world.  The location of our rigs and the allocation of our resources to build or upgrade rigs are determined by the activities and needs of our customers.  See Note 15—Supplemental Segment Information.

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

Consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for an equity investment in an unconsolidated entity if we have the ability to exercise significant influence over the entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We measure other equity investments at fair value if the investment has a fair value that is readily determinable; otherwise, we measure the investment at cost, less any impairment.  We separately present within equity on our consolidated balance sheets the ownership interests attributable to parties with noncontrolling interests in our consolidated subsidiaries, and we separately present net income attributable to such parties on our consolidated statements of operations.  See Note 4—Unconsolidated Affiliates and Note 13—Equity.

Functional currency—We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars.  Consequently, our exposure to currency exchange rate fluctuations is limited.  We recognize currency exchange rate gains and losses in other, net.  In the years ended December 31, 2024, 2023 and 2022, we recognized a net gain of $16 million, a net gain of $10 million and a net loss of $8 million, respectively, related to currency exchange rates.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

We establish liabilities for estimated tax exposures, and we recognize the provisions and benefits resulting from changes to those liabilities, together with related interest and penalties, in income tax expense or benefit.  Income tax exposure items include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  Such tax exposures may be affected by changes in applicable tax law or other factors, which could cause us to revise our prior estimates, and are generally resolved through the settlement of audits within the tax jurisdictions or by judicial means.

We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the deferred tax assets and liabilities are expected to be recovered or paid.  To evaluate our ability to realize deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  We record a valuation allowance for deferred tax assets when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.  For example, we may record a valuation allowance for deferred tax assets resulting from net operating losses incurred during the year in certain jurisdictions for which the benefit of the losses will not be realized or for foreign tax credit carryforwards that may expire prior to their utilization.  See Note 10—Income Taxes.

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

Restricted cash and cash equivalents—We maintain restricted cash and cash equivalents that are either pledged for debt service under certain bond indentures, as required under certain bank credit arrangements, or held in accounts that are subject to restrictions due to legislation, regulation or court order.  We classify such restricted cash and cash equivalents in current assets if the restriction is expected to expire or otherwise be resolved within one year or if such funds are considered to correspond to liabilities that are properly classified as current liabilities. See Note 8—Debt.

Materials and supplies—We record materials and supplies at their average cost less an allowance for excess items.  We estimate the allowance for excess items based on historical experience and expectations for future use of the materials and supplies.  At December 31, 2024 and 2023, our allowance for excess items was $178 million and $198 million, respectively.

Assets held for sale—We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination.  See Note 6—Long-Lived Assets.

Property and equipment—We apply judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for cost capitalization, useful lives and salvage values.  We base our estimates and assumptions on historical experience and expectations regarding future industry conditions and operations.  At December 31, 2024, the aggregate carrying amount of our property and equipment represented 82 percent of our total assets.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Long-lived asset impairment—We review the carrying amounts of long-lived assets, including property and equipment and right-of-use assets, for potential impairment when events occur or circumstances change that indicate that the carrying amount of such assets may not be recoverable.  For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization of the asset group under review.  We consider our asset groups to be ultra-deepwater floaters and harsh environment floaters.  When an impairment of an asset group is indicated, we measure an impairment as the amount by which the carrying amount of the asset group exceeds its estimated fair value.  We estimate the fair value of an asset group by applying a variety of valuation methods, incorporating a combination of income, market and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  For an asset classified as held for sale, we consider the asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.  See Note 6—LongLived Assets.

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

Pension and other postemployment benefit plans—We use a measurement date of January 1 to determine net periodic benefit costs and December 31 to determine plan benefit obligations and the fair values of plan assets.  We determine our net periodic benefit costs based on a market-related value of assets that reduces year-to-year volatility by including investment gains or losses subject to amortization over a five-year period from the year in which they occur.  We calculate investment gains or losses for this purpose as the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.  If gains or losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize such gains or losses over the average expected future lifetime of the participants.

We measure the actuarially determined obligations and related costs for our defined benefit pension and other postemployment benefit plans, retiree life insurance and medical benefits, by applying assumptions, the most significant of which include long-term rate of return on plan assets, discount rates and mortality rates.  For the long-term rate of return, we develop our assumptions regarding the expected rate of return on plan assets based on projected long-term investment returns, and we weight the assumptions based on each plan’s asset allocation.  For the discount rate, we base our assumptions on a yield curve approach using Aa-rated corporate bonds and the expected timing of future benefit payments.  At December 31, 2024 and 2023, the funded status of our pension and other postemployment benefit plans represented an aggregate liability of $104 million and $125 million, respectively, and an aggregate asset of $73 million and $31 million, respectively.  See Note 9—Benefit Plans.

Share-based compensation—To measure the fair values of granted or modified service-based restricted share units, we use the market price of our shares on the grant date or modification date.  To measure the fair values of granted or modified performance-based restricted share units subject to market factors, we use an average price at the performance start date and project performance based on a Monte Carlo simulation model under a risk-neutral approach and apply assumptions for the expected life, risk-free interest rate, expected volatility and dividend yield.  To measure the fair values of granted or modified performance-based restricted share units that are subject to performance targets, we use the market price of our shares on the grant date or modification date and adjust the value for the projected performance rate expected to be achieved at the end of the measurement period.  We recognize share-based compensation expense in the same financial statement line item as cash compensation paid to the respective employees or non-employee directors.  We recognize such compensation expense on a straight-line basis over the service period through the date the employee or non-employee director is no longer required to provide service to earn the award.  See Note 14—ShareBased Compensation.

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

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Segment reporting—Effective for the year ended December 31, 2024, we adopted the accounting standards update that requires incremental disclosures about a public entity’s reportable segments but does not change the definition or guidance for determining reportable

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

segments.  The update, which explicitly applies to entities such as us with a single reportable segment, requires disclosure of the significant expense categories and amounts that are regularly provided to the chief operating decision-maker and included in the reported measure of segment profit or loss.  Additionally, the update requires disclosures about the individual or the group or committee identified as the chief operating decision-maker.  We have provided new disclosures, as required, in our notes to consolidated financial statements.  See Note 1—Business and Note 15—Supplemental Segment Information.

Recently issued accounting standards updates not yet adopted

Income taxes—Effective for the year ending December 31, 2025, we will adopt the accounting standards update that requires significant incremental disclosures intended to enhance the transparency and decision-usefulness of income tax disclosures, particularly with regard to the effective tax rate reconciliation table and income taxes paid.  The new guidance will be applied prospectively and permits, but does not require, retrospective application.  We will provide the new disclosures, as required, for annual periods beginning with our annual report on Form 10-K for the year ending December 31, 2025.  We continue to evaluate the requirements.  Although our adoption will require us to augment certain disclosures in the notes to consolidated financial statements, we do not expect such adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

Disaggregated income statement expenses—Effective for the year ending December 31, 2027, we will adopt the accounting standards update that requires disaggregated disclosures, in the notes to consolidated financial statements, of certain categories of expenses that are included in expense line items on the face of the consolidated statements of operations.  The disclosures will be required on an annual and interim basis.  We will provide the new disclosures, as required, for annual periods beginning with our annual report on Form 10-K for the year ending December 31, 2027, and subsequently, for interim periods beginning with our quarterly report on Form 10-Q for the quarterly period ending March 31, 2028.  We continue to evaluate the requirements.  Although our adoption will require us to augment certain disclosures in the notes to consolidated financial statements, we do not expect such adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

Note 4—Unconsolidated Affiliates

Equity investments

Overview—At December 31, 2024, we hold equity investments in certain unconsolidated companies, including (a) our 16 percent ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”), a Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market, (b) our 19 percent ownership interest in Ocean Minerals LLC (together with its subsidiaries, “OML”), the parent company of Moana Minerals Ltd., a Cook Islands subsea resource development company that intends to explore and collect polymetallic nodules, and (c) our ownership interests in other companies involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for drilling and other activities.  In the years ended December 31, 2024, 2023 and 2022, we recognized income of $4 million, a loss of $14 million and a loss of $24 million, respectively, recorded in other, net, associated with equity in earnings or losses of our equity investments.  At December 31, 2024 and 2023, the aggregate carrying amount of our equity investments was $123 million and $216 million, respectively, recorded in other assets.

Contributions—In February 2023, we acquired a noncontrolling interest in GSR in exchange for a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, which had been cold stacked, and related assets, with an estimated fair value of $85 million (see Note 6—Long-Lived Assets).  We estimated the fair value of the rig using projected discounted cash flows, and our estimate required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to future performance of the rig, projected demand for its services, rig availability and dayrates.  In the year ended December 31, 2022, we acquired noncontrolling interests in various companies, including among others, our initial investment in OML and Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”), for an aggregate cash contribution of $42 million.

Acquisition—At December 31, 2023, we held a 33.0 percent noncontrolling interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), the Cayman Islands company that owned the harsh environment floater Transocean Norge, and the aggregate carrying amount of our investment in Orion was $86 million.  In June 2024, we acquired the outstanding 67.0 percent ownership interest in Orion in exchange for noncash consideration with an aggregate fair value of $431 million, including 55.5 million Transocean Ltd. shares and $130 million aggregate principal amount of 8.00% senior notes due February 2027 (the “8.00% Senior Notes”).  As a result, Orion became our wholly owned subsidiary.  We recorded the transaction using the asset acquisition method of accounting.  See Note 6—Long Lived Assets, Note 8—Debt and Note 13—Equity.

Impairments—In each of the years ended December 31, 2024 and 2023, we recognized a loss of $5 million, which had no tax effect, recorded in other, net, associated with the other-than-temporary impairment of the carrying amount of certain equity investments.

Related party transactions

Investment and acquisition—In November 2022, we and Perestroika (Cyprus) Ltd (together with its subsidiaries, “Perestroika”), an entity affiliated with one of our directors that beneficially owns approximately 10 percent of our shares, each acquired a noncontrolling

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

interest in Liquila, a previously unconsolidated Bermuda company, that was constructing the ultra-deepwater floater Deepwater Aquila, in exchange for a cash contribution of $15 million and $10 million, respectively.  These initial contributions, together with a contribution from the holder of the remaining 67 percent ownership interest, were used to make an initial installment to the shipyard to acquire the newbuild drillship.  In September 2023, we acquired the outstanding 80 percent ownership interest in Liquila, in exchange for the issuance of 11.9 million Transocean Ltd. shares with an aggregate value of $99 million, which included 2.0 million Transocean Ltd. shares with an aggregate value of $16 million issued to Perestroika.  As a result, Liquila became our wholly owned subsidiary.  We recorded the transaction using the asset acquisition method of accounting.  See Note 6—Long Lived Assets and Note 13—Equity.

Operating and lending activities—We procure and provide services and equipment from and to our unconsolidated affiliates for technological innovation and subsea minerals exploration, and we occasionally provide loans to our unconsolidated affiliates.  In the years ended December 31, 2024, 2023 and 2022, we made an aggregate cash payment of $14 million, $12 million and $7 million, respectively, to our unconsolidated affiliates primarily for research and development and for equipment.  At December 31, 2024 and 2023, our accounts receivable from affiliates was $3 million and $14 million, respectively, recorded in other current assets.  At December 31, 2024 and 2023, the aggregate carrying amount of balances due to us under various financing arrangements with our unconsolidated affiliates was $10 million and $6 million, respectively, recorded in other assets.

In the years ended December 31, 2024, 2023 and 2022, we received an aggregate cash payment of $11 million, $49 million and $40 million, respectively, for services and equipment provided to, and prior to our acquisition of, Orion.  In the years ended December 31, 2024, 2023, and 2022, we recognized rent expense of $25 million, $26 million and $11 million, respectively, recorded in operating and maintenance costs, and made an aggregate cash payment of $25 million, $27 million and $10 million, respectively, to charter the rig and rent other equipment from, and prior to our acquisition of, Orion.  Additionally, in the year ended December 31, 2023, we and Orion agreed to the non-cash net settlement of a balance of $25 million of accounts receivable and payable.

Note 5—Revenues

Overview—We earn revenues primarily by performing the following activities: (i) providing our drilling rig, together with the work crews, related equipment and services necessary to operate the rig, (ii) providing certain pre-operating activities, including rig preparation and equipment modifications required for the contract, and (iii) delivering the drilling rig by mobilizing to and demobilizing from the drill location.  Under most of our contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  At December 31, 2024, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through August 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Year ended December 31, 2024			Year ended December 31, 2023			Year ended December 31, 2022
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$1,566	$—	$1,566	$1,433	$—	$1,433	$1,135	$—	$1,135
Brazil	727	—	727	298	—	298	240	—	240
Norway	—	654	654	—	603	603	—	835	835
Other countries (a)	225	352	577	341	157	498	333	32	365
Total contract drilling revenues	$2,518	$1,006	$3,524	$2,072	$760	$2,832	$1,708	$867	$2,575
(a)	The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Major customers—For the year ended December 31, 2024, Shell plc (together with its affiliates, “Shell”), Petróleo Brasileiro S.A. (together with its affiliates, “Petrobras”) and Equinor ASA (together with its affiliates, “Equinor”) represented 27 percent, 21 percent and 13 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2023, Shell, Equinor, TotalEnergies SE and Petrobras represented 27 percent, 16 percent, 12 percent and 11 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2022, Shell, Equinor and Petrobras represented 33 percent, 25 percent and 11 percent, respectively, of our consolidated operating revenues.

Contract intangible assets—At December 31, 2024 and 2023, the gross carrying amount of our drilling contract intangible assets was $907 million and the corresponding accumulated amortization was $907 million and $903 million, respectively.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	December 31,	December 31
	2024	2023
Deferred contract revenues, recorded in other current liabilities	$231	$165
Deferred contract revenues, recorded in other long-term liabilities	212	233
Total contract liabilities	$443	$398

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Significant changes in contract liabilities were as follows (in millions):

	Years ended December 31,
	2024	2023
Total contract liabilities, beginning of period	$398	$328
Decrease due to recognition of revenues for goods and services	(243)	(189)
Increase due to goods and services transferred over time	288	259
Total contract liabilities, end of period	$443	$398

Pre-operating costs—In the years ended December 31, 2024, 2023 and 2022, we recognized pre-operating costs of $138 million, $69 million and $47 million, respectively, recorded in operating and maintenance costs.  Recognition increased in the year ended December 31, 2024, primarily as a result of the commencement of operations for two rigs that mobilized to Australia, one rig that mobilized to Brazil and one rig that we reactivated for a contract in Brazil.  At December 31, 2024 and 2023, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $224 million and $221 million, respectively, recorded in other assets.

Note 6—Long-Lived Assets

Disaggregation—The aggregate carrying amount of our long-lived assets, including our property and equipment and our right-of-use assets, disaggregated by country in which they were located, was as follows (in millions):

	December 31,
	2024	2023
Long-lived assets
U.S.	$6,727	$7,472
Greece	2,531	2,652
Norway	2,017	2,103
Brazil	1,993	1,610
Other countries (a)	3,008	3,590
Total long-lived assets	$16,276	$17,427
(a)	The aggregate carrying amount of long-lived assets located in other countries that individually represented less than 10 percent of total long-lived assets.

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

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Years ended December 31,

	2024	2023	2022
Construction work in progress, beginning of period	$522	$1,195	$1,017

Capital expenditures
Newbuild construction program	142	331	669
Other equipment and construction projects	112	96	48
Total capital expenditures	254	427	717
Non-cash capital additions acquired in exchange for issuance of Transocean Ltd. shares	—	126	—
Non-cash capital additions financed under the Shipyard Loans	—	—	382
Changes in accrued capital additions	(13)	5	3

Property and equipment placed into service
Newbuild construction program	(552)	(1,157)	(882)
Other equipment and construction projects	(135)	(74)	(42)
Construction work in progress, end of period	$76	$522	$1,195

In the years ended December 31, 2024, 2023 and 2022, we capitalized interest costs of $15 million, $39 million and $73 million, respectively, for our construction work in progress.

Acquisitions—In June 2024 we acquired $517 million of property and equipment associated with Transocean Norge, together with $5 million of cash and cash equivalents and $4 million of accounts receivable from us.  In September 2023, we acquired $126 million of property and equipment associated with Deepwater Aquila, together with $7 million of cash and cash equivalents, and we assumed $19 million of accounts payable.  See Note 4—Unconsolidated Affiliates, Note 8—Debt and Note 13—Equity.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Impairments—In the year ended December 31, 2024, we recognized a loss of $772 million ($755 million or $0.82 per diluted share, net of tax) associated with the impairment of the ultra-deepwater floaters Deepwater Nautilus, Development Driller III and Discoverer Inspiration, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale.  In the year ended December 31, 2023, we recognized a loss of $57 million ($0.07 per diluted share), which had no tax effect, associated with the impairment of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale.  We measured the impairment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts for the sale of the rigs and related assets.

Disposals—During the year ended December 31, 2024, we completed the sale of Deepwater Nautilus, Paul B. Loyd, Jr. and Transocean Leader, together with related assets, for aggregate net cash proceeds of $102 million, including $6 million received as a deposit in the year ended December 31, 2023.  During the year ended December 31, 2023, in connection with our investment in a partial ownership interest in GSR, we made a non-cash contribution of the cold-stacked Ocean Rig Olympia and related assets.  In the year ended December 31, 2023, we recognized a loss of $169 million ($0.22 per diluted share), which had no tax effect, associated with the disposal of the rig and related assets (see Note 4—Unconsolidated Affiliates).  In the years ended December 31, 2024, 2023 and 2022, we received aggregate net cash proceeds of $5 million, $4 million and $7 million, respectively and recognized an aggregate net loss of $17 million, $14 million and $10 million, respectively, associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At December 31, 2024, the aggregate carrying amount of our assets held for sale, including Development Driller III and Discoverer Inspiration, together with related assets, was $343 million.  The transactions contemplated by the binding purchase and sale agreements, executed in September 2024, for these rigs and related assets were subject to customary closing conditions, including the buyers’ ability to secure financing for the purchases.  In January 2025, after extending the originally agreed closing dates, we canceled the purchase and sale agreements as a result of the buyers’ failure to deliver the proceeds.  At December 31, 2023, the aggregate carrying amount of our assets held for sale, including Paul B. Loyd, Jr. and Transocean Leader and related assets, was $49 million.

Note 7—Leases

Overview—Our operating leases are principally for office space, storage facilities, land and operating equipment.  At December 31, 2024, our operating leases had a weighted-average discount rate of 6.5 percent and a weighted-average remaining lease term of 11.1 years.

Our finance lease for the ultra-deepwater drillship Petrobras 10000 has an implicit interest rate of 7.8 percent and requires scheduled monthly installments through the lease expiration in August 2029, after which we are obligated to acquire the drillship from the lessor for one dollar.  We recognize expense for the amortization of the right-of-use asset in depreciation and amortization.

Lease costs—The components of our lease costs were as follows (in millions):

	Years ended December 31,
Lease costs	2024	2023	2022
Short-term lease costs	$10	$4	$14
Operating lease costs	16	14	12
Finance lease costs, amortization of right-of-use asset	20	20	20
Finance lease costs, interest on lease liability	24	27	30
Total lease costs	$70	$65	$76

Lease payments—Supplemental cash flow information for our leases was as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20	$17	$14
Operating cash flows from finance lease	4	—	8
Financing cash flows from finance lease	7	—	3

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

At December 31, 2024, the aggregate future minimum lease payments were as follows (in millions):

	Operating	Finance
	leases	lease
Years ending December 31,
2025	$13	$65
2026	12	70
2027	12	71
2028	12	70
2029	12	47
Thereafter	74	—
Total future minimum rental payment	135	323
Less amount representing imputed interest	(40)	(52)
Present value of future minimum rental payments	95	271
Current portion, recorded in other current liabilities	7	47
Long-term lease liabilities, recorded in other long-term liabilities	$88	$224

Note 8—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including a bifurcated compound exchange feature and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

		Principal amount		Carrying amount
		December 31,	December 31,	December 31,	December 31,
		2024	2023	2024	2023
7.25% Senior Notes due November 2025	(a)	$—	$354	$—	$352
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	(b)	234	234	227	221
7.50% Senior Notes due January 2026	(a)	—	569	—	567
11.50% Senior Guaranteed Notes due January 2027	(a)	—	687	—	938
6.875% Senior Secured Notes due February 2027	(c)	330	413	328	409
8.00% Senior Notes due February 2027	(a)	655	612	653	609
7.45% Notes due April 2027	(d)	52	52	52	52
8.00% Debentures due April 2027	(d)	22	22	22	22
4.50% Shipyard Loans due September 2027	(e)	329	420	310	384
8.375% Senior Secured Notes due February 2028	(c)	525	525	518	518
7.00% Notes due June 2028	(e)	261	261	263	264
8.00% Senior Secured Notes due September 2028	(c)	295	325	292	321
8.25% Senior Notes due May 2029	(a)	900	—	887	—
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	(a)	259	259	286	486
8.75% Senior Secured Notes due February 2030	(f)	999	1,116	981	1,094
7.50% Notes due April 2031	(d)	396	396	395	395
8.50% Senior Notes due May 2031	(a)	900	—	886	—
6.80% Senior Notes due March 2038	(d)	610	610	605	605
7.35% Senior Notes due December 2041	(d)	177	177	176	176
Total debt		6,944	7,032	6,881	7,413

Less debt due within one year
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	(b)	234	—	227	—
11.50% Senior Guaranteed Notes due January 2027	(a)	—	—	—	71
6.875% Senior Secured Notes due February 2027	(c)	83	83	82	81
4.50% Shipyard Loans due September 2027	(e)	120	90	108	75
8.375% Senior Secured Notes due February 2028	(c)	100	—	97	—
8.00% Senior Secured Notes due September 2028	(c)	60	30	59	30
8.75% Senior Secured Notes due February 2030	(f)	117	117	113	113
Total debt due within one year		714	320	686	370
Total long-term debt		$6,230	$6,712	$6,195	$7,043
(a)	Transocean International Limited, a wholly owned direct subsidiary of Transocean Ltd. formerly known as Transocean Inc., is the issuer of the unregistered notes (collectively, the “Priority Guaranteed Notes”). The guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean International Limited and rank equal in right of payment of all our existing and future unsecured unsubordinated obligations. Such notes are structurally senior to the Legacy Guaranteed Notes, as defined below, the 4.50% shipyard loans due September 2027 (each, a “Shipyard Loan”, and together, the “Shipyard Loans”) and the 7.00% notes due June 2028 and structurally subordinate to the Senior Priority Guaranteed Notes, as defined below, to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
(b)	Transocean International Limited is the issuer of the unregistered notes (together, the “Senior Priority Guaranteed Notes”). The priority guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

International Limited and rank equal in right of payment of all of our existing and future unsecured unsubordinated obligations. Such notes are structurally senior to the Priority Guaranteed Notes to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
(c)	Each subsidiary issuer of the respective unregistered notes is a wholly owned indirect subsidiary of Transocean International Limited. The senior secured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd., Transocean International Limited and, in each case, the owner of the respective collateral rig or rigs.
(d)	Transocean International Limited is the issuer of the notes and debentures (the “Legacy Guaranteed Notes”). The Legacy Guaranteed Notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd.
(e)	The subsidiary borrowers under the Shipyard Loans and the subsidiary issuer of the registered notes are wholly owned indirect subsidiaries of Transocean International Limited. The loans and notes are fully and unconditionally guaranteed by Transocean International Limited.
(f)	Transocean International Limited is the issuer of the unregistered notes. The senior secured notes are fully and unconditionally guaranteed on an unsecured basis by Transocean Ltd. and on a limited senior secured basis by each of the wholly owned subsidiary owners of the collateral rigs.

Indentures—The indentures that govern our debt generally contain covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, to engage in certain sale and lease back transactions covering any of our drilling units, to allow our subsidiaries to incur certain additional debt, or to engage in certain merger, consolidation or reorganization transactions or to enter into a scheme of arrangement qualifying as an amalgamation.  Transocean Ltd. and Transocean International Limited are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or capital distributions.

The indentures that govern the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) and the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) require such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean International Limited, (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.

The indentures that govern the 6.875% senior secured notes due February 2027, the 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”), the 8.00% senior secured notes due September 2028 (the “8.00% Senior Secured Notes”) and the 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”) contain certain covenants, among others, related to the debt and earnings attributable to the collateral rigs and the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.  We will be required to redeem the senior secured notes at a price equal to 100 percent of the aggregate principal amount without a make-whole premium, upon the occurrence of certain events related to the respective collateral rigs and related drilling contracts.  The indentures that govern our senior secured notes contain certain lien requirements, including the maintenance of certain balances in a restricted cash account to satisfy debt service requirements.  At December 31, 2024, we had restricted cash and cash equivalents of $351 million deposited in restricted accounts to satisfy debt service and reserve requirements for the senior secured notes.  At December 31, 2024, the rigs encumbered for the senior secured notes and our Shipyard Loans include the ultra-deepwater floaters Deepwater Aquila, Deepwater Atlas, Deepwater Pontus, Deepwater Poseidon, Deepwater Proteus, Deepwater Thalassa, Deepwater Titan, and the harsh environment floaters Transocean Enabler and Transocean Encourage, the aggregate carrying amount of which was $6.09 billion.

Interest rate adjustments—At December 31, 2024, the interest rate in effect for the 7.35% senior notes due December 2041 was 9.35 percent, which is subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.

Scheduled maturities—At December 31, 2024, the scheduled maturities of our debt were as follows (in millions):

Total
Years ending December 31,
2025	$714
2026	541
2027	1,255
2028	664
2029	1,276
Thereafter	2,494
Total principal amount of debt	6,944
Total unamortized debt-related balances, net	(199)
Bifurcated compound exchange feature, at estimated fair value	136
Total carrying amount of debt	$6,881

Credit agreements

Secured Credit Facility—As of December 31, 2024, we have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to mature on June 22, 2028.  In April 2024, we amended the Secured Credit Facility to, among other things, (a) extend the maturity date from June 22, 2025 to June 22, 2028 and (b) reduce

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

the borrowing capacity from $600 million to $576 million through June 22, 2025 and thereafter reduce the borrowing capacity to $510 million through June 22, 2028.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Conqueror, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros and Dhirubhai Deepwater KG2 and the harsh environment floaters Transocean Barents and Transocean Spitsbergen, and at December 31, 2024, the aggregate carrying amount of which was $4.30 billion.

The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $200 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, the ability to pay dividends and repurchase our shares.  In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders or otherwise cured, could cause us to lose access to the Secured Credit Facility.  At December 31, 2024, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At December 31, 2024, we had no borrowings outstanding, $7 million of letters of credit issued, and we had $569 million of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—We have credit agreements that established the Shipyard Loans to finance all or a portion of the final payments owed to the shipyard upon delivery of Deepwater Atlas and Deepwater Titan.  In June 2022, we borrowed $349 million under the Shipyard Loan for Deepwater Atlas and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of the rig.  In December 2022, we borrowed $90 million under the Shipyard Loan for Deepwater Titan and made a cash payment of $325 million to satisfy the final milestone payment due upon delivery of the rig.  We recorded each Shipyard Loan, net of imputed interest, with an initial carrying amount of $300 million and $82 million, respectively, and corresponding non-cash capital additions, recorded in property and equipment.  The carrying amount of each Shipyard Loan at inception represented its estimated fair value using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt, by applying an estimated discount rate of 9.4 percent and 7.6 percent, respectively.  The Shipyard Loans contain covenants that, among other things, limit the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.  We have the right to prepay outstanding borrowings, in full or in part, without penalty.  At December 31, 2024, the Shipyard Loan for Deepwater Atlas had outstanding borrowings of $259 million, which are secured by, among other security, a lien on the rig, and the Shipyard Loan for Deepwater Titan had outstanding borrowings of $70 million, which are unsecured.

Exchangeable bonds

Exchange terms—At December 31, 2024, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.4762	$5.25	45
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	290.6618	$3.44	75

The exchange rates presented above are subject to adjustment upon the occurrence of certain events.  The 4.00% Senior Guaranteed Exchangeable Bonds may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  The 4.625% Senior Guaranteed Exchangeable Bonds may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Effective interest rates and fair values—At December 31, 2024, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	$247
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	$359

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Contractual interest	$21	$24	$16
Amortization	20	19	9
(Gain) loss on adjustment to bifurcated compound exchange feature	(214)	127	157
Total	$(173)	$170	$182

The indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented above, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the liability for the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.  At December 31, 2024 and 2023, the carrying amount of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, was $136 million and $350 million, respectively.

Exchanges—In April 2023, Perestroika exchanged $213 million aggregate principal amount of 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) under the terms of the governing indenture at the applicable exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note.  As part of this related party transaction, we delivered 34.6 million Transocean Ltd. shares and $3 million cash consideration.  The director’s beneficial ownership of our shares resulting from these transactions did not change.

In July 2023, the holders of the remaining outstanding $25 million aggregate principal amount of 2.50% Senior Guaranteed Exchangeable Bonds exchanged such bonds under the terms of the governing indenture at the applicable exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note.  As part of the transaction, we delivered 4.0 million Transocean Ltd. shares.

In October 2023, holders of $60 million and $41 million aggregate principal amount of 4.00% Senior Guaranteed Exchangeable Bonds and 4.625% Senior Guaranteed Exchangeable Bonds, respectively, exchanged such bonds under the terms of the governing indentures at the applicable exchange rate of 190.4762 and 290.6618 Transocean Ltd. shares, respectively, per $1,000 note.  As part of the transactions, we delivered an aggregate 26.5 million Transocean Ltd. shares, including an aggregate 3.1 million additional shares.

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

In June 2024, as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion, we issued $130 million aggregate principal amount of 8.00% Senior Notes, with an equivalent aggregate fair value, as additional debt securities under the indenture governing such notes.  See Note 4—Unconsolidated Affiliates, Note 6—Long-Lived Assets and Note 13—Equity

Senior secured notes—In January 2023, we issued $525 million aggregate principal amount of 8.375% Senior Secured Notes, and we received $516 million aggregate cash proceeds, net of issue costs.  The 8.375% Senior Secured Notes are secured by the assets and earnings associated with Deepwater Titan and the equity of the wholly owned subsidiary that owns or operates the collateral rig.  We may redeem all or a portion of the 8.375% Senior Secured Notes at specified redemption prices.

In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% Senior Secured Notes, and we received $1.148 billion aggregate cash proceeds, net of issue costs.  The 8.75% Senior Secured Notes are secured by a lien on Deepwater Pontus, Deepwater Proteus, Deepwater Thalassa, Transocean Enabler and Transocean Encourage, together with certain related assets.  We may

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

redeem all or a portion of the 8.75% Senior Secured Notes on or prior to February 15, 2026 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

In October 2023, we issued $325 million aggregate principal amount of 8.00% Senior Secured Notes, and we received $319 million aggregate cash proceeds, net of issue costs.  The 8.00% Senior Secured Notes are secured by the assets and certain earnings associated with Deepwater Aquila as well as the equity of certain of the wholly owned subsidiaries that own or operate the collateral rig.  We may redeem all or a portion of the 8.00% Senior Secured Notes on or prior to September 30, 2025 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

Senior guaranteed exchangeable bonds—In September 2022, we issued $300 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds in connection with exchange and purchase agreements.  Pursuant to the exchange and purchase agreements, we exchanged (the “2022 Private Exchange”) (a) $73 million aggregate principal amount of 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) for (i) $73 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds and (ii) 6.7 million warrants to purchase Transocean Ltd. shares, and (b) $43 million aggregate principal amount of 7.25% senior notes due November 2025 for $39 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds.  In the year ended December 31, 2022, as a result of the 2022 Private Exchange, we recognized a gain of $6 million ($0.01 per diluted share), with no tax effect, associated with the retirement of debt.  Additionally, we sold $188 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds and issued 15.5 million warrants to purchase Transocean Ltd. shares for aggregate net cash proceeds of $188 million.  We may redeem for cash all or a portion of the 4.625% Senior Guaranteed Exchangeable Bonds on or after March 30, 2026 at a price equivalent to the aggregate principal amount to be redeemed if the closing price of our shares has been greater than 115 percent of the exchange price for a period of at least 20 trading days.  The initial carrying amount of the 4.625% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $281 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.  See Note 13—Equity.

Debt repayment, redemption, and retirement

Early retirement—During the three years ended December 31, 2024, we retired certain notes for which the aggregate principal amounts, cash payments and recognized gain or loss were as follows (in millions):

	Years ended December 31,
	2024			2023	2022
	Tendered	Redeemed	Total	Redeemed	Redeemed	Exchanged	Total
5.52% Senior Secured Notes due May 2022	$—	$—	$—	$—	$18	$—	$18
3.80% Senior Notes due October 2022	—	—	—	—	27	—	27
0.50% Exchangeable Senior Bonds due January 2023	—	—	—	—	18	73	91
5.375% Senior Secured Notes due May 2023	—	—	—	243	—	—	—
5.875% Senior Secured Notes due January 2024	—	—	—	311	—	—	—
7.75% Senior Secured Notes due October 2024	—	—	—	240	—	—	—
6.25% Senior Secured Notes due December 2024	—	—	—	250	—	—	—
6.125% Senior Secured Notes due August 2025	—	—	—	336	—	—	—
7.25% Senior Notes due November 2025	249	105	354	—	14	43	57
7.50% Senior Notes due January 2026	—	569	569	—	—	—	—
11.50% Senior Guaranteed Notes due January 2027	596	91	687	—	—	—	—
8.00% Senior Notes due February 2027	—	87	87	—	—	—	—
Aggregate principal amount of debt retired	$845	$852	$1,697	$1,380	$77	$116	$193

Aggregate cash payment	$886	$862	$1,748	$1,402	$75	$—	$75
Aggregate principal amount of debt issued in exchanges	$—	$—	$—	$—	$—	$112	$112
Aggregate fair value of warrants issued in exchanges	$—	$—	$—	$—	$—	$5	$5
Aggregate net gain (loss)	$144	$17	$161	$(32)	$2	$6	$8

Additionally, in the year ended December 31, 2023, we recognized a net gain of $1 million associated with the retirement of $41 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds exchanged by holders in October 2023.

Scheduled maturities and installments—On the scheduled maturity date of January 30, 2023, we made a cash payment of $49 million to repay an equivalent aggregate principal amount of the outstanding 0.50% Exchangeable Senior Bonds.  In the years ended December 31, 2024, 2023 and 2022, we made an aggregate cash payment of $355 million, $262 million and $479 million, respectively, to repay other indebtedness in scheduled installments.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 9—Benefit Plans

Defined contribution plans

We sponsor defined contribution plans for our employees in most markets in which we operate worldwide, the most significant of which were as follows: (1) a qualified savings plan covering certain eligible employees working in the U.S., (2) various savings plans covering eligible employees working in Norway and (3) a non-qualified savings plan covering certain eligible expatriate employees.  In the years ended December 31, 2024, 2023 and 2022, we recognized expense of $63 million, $58 million and $61 million, respectively, related to our defined contribution plans and recorded in the same financial statement line item as cash compensation paid to the respective employees.

Defined benefit pension and other postemployment benefit plans

Overview—As of December 31, 2024, we had three funded and three unfunded defined benefit plans in the U.S. (the “U.S. Plans”) and one funded defined benefit plan in the United Kingdom (the “U.K. Plan”).  We also maintain certain unfunded other postemployment benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase-out period ending December 31, 2025.  We maintain the benefit obligations under our defined benefit plans until they are fully satisfied.

Net periodic benefit costs—We estimated our net periodic benefit costs using the following weighted average assumptions:

	Year ended December 31, 2024			Year ended December 31, 2023			Year ended December 31, 2022
	U.S.	U.K.	OPEB	U.S.	U.K.	OPEB	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Plans	Plan	Plans	Plans	Plan	Plans
Discount rate	4.88%	4.50%	4.80%	5.06%	4.80%	4.92%	2.92%	1.90%	1.83%
Expected rate of return	6.51%	5.10%	na	6.41%	5.00%	na	4.81%	2.00%	na

“na” means not applicable.

The components of net periodic benefit costs, recognized in other income and expense, were as follows (in millions):

	Year ended December 31, 2024				Year ended December 31, 2023				Year ended December 31, 2022
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Net periodic benefit costs
Interest cost	$63	$9	$—	$72	$65	$9	$—	$74	$50	$6	$—	$56
Expected return on plan assets	(86)	(11)	—	(97)	(84)	(11)	—	(95)	(65)	(7)	—	(72)
Special termination benefits	—	—	2	2	—	—	—	—	—	—	—	—
Settlements and curtailments	—	—	(2)	(2)	—	—	—	—	—	—	—	—
Actuarial loss, net	1	2	—	3	—	2	—	2	5	—	—	5
Prior service gain, net	—	—	(1)	(1)	—	—	(2)	(2)	—	—	(2)	(2)
Net periodic benefit costs (income)	$(22)	$—	$(1)	$(23)	$(19)	$—	$(2)	$(21)	$(10)	$(1)	$(2)	$(13)

Funded status—We estimated our benefit obligations using the following weighted-average assumptions:

	December 31, 2024			December 31, 2023
	U.S.	U.K.	OPEB	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Plans	Plan	Plans
Discount rate	5.58%	5.60%	5.02%	4.88%	4.50%	4.80%

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The changes in funded status, balance sheet classifications and accumulated benefit obligations were as follows (in millions):

	Year ended December 31, 2024				Year ended December 31, 2023
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$1,328	$208	$8	$1,544	$1,307	$188	$10	$1,505
Actuarial (gain) loss, net	(97)	(27)	2	(122)	32	11	—	43
Interest cost	63	9	—	72	65	9	—	74
Currency exchange rate (gain) loss	—	(2)	—	(2)	—	11	—	11
Benefits paid	(77)	(10)	(2)	(89)	(76)	(11)	(2)	(89)
Special termination benefits	—	—	2	2	—	—	—	—
Projected benefit obligation, end of period	1,217	178	10	1,405	1,328	208	8	1,544

Change in plan assets
Fair value of plan assets, beginning of period	1,211	239	—	1,450	1,143	232	—	1,375
Actual return (loss) on plan assets	30	(16)	—	14	138	6	—	144
Currency exchange rate gain (loss)	—	(3)	—	(3)	—	12	—	12
Employer contributions	—	—	2	2	6	—	2	8
Benefits paid	(77)	(10)	(2)	(89)	(76)	(11)	(2)	(89)
Fair value of plan assets, end of period	1,164	210	—	1,374	1,211	239	—	1,450

Funded status asset (liability), end of period	$(53)	$32	$(10)	$(31)	$(117)	$31	$(8)	$(94)

Balance sheet classification, end of period:
Pension asset, non-current	$41	$32	$—	$73	$—	$31	$—	$31
Pension liability, current	(1)	—	(3)	(4)	(1)	—	(3)	(4)
Pension liability, non-current	(93)	—	(7)	(100)	(116)	—	(5)	(121)
Accumulated other comprehensive loss (income), before taxes	102	88	(1)	189	144	90	(6)	228

Accumulated benefit obligation, end of period	$1,217	$178	$10	$1,405	$1,328	$208	$8	$1,544

Because our defined benefit plans no longer accrue benefits for participants, the projected benefit obligation is equivalent to the accumulated benefit obligation.  Certain amounts related to plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2024				December 31, 2023
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Projected benefit obligation / accumulated benefit obligation	$100	$—	$10	$110	$1,328	$—	$8	$1,336
Fair value of plan assets	6	—	—	6	1,211	—	—	1,211

The amounts in accumulated other comprehensive loss (income) that have not been recognized were as follows (in millions):

	December 31, 2024				December 31, 2023
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Actuarial (gain) loss, net	$102	$87	$2	$191	$144	$88	$(1)	$231
Prior service cost (credit), net	—	1	(3)	(2)	—	2	(5)	(3)
Accumulated other comprehensive loss (income), before taxes	$102	$88	$(1)	$189	$144	$90	$(6)	$228

Plan assets—The weighted-average target and actual allocations of assets for the funded defined benefit plans were as follows:

	December 31, 2024				December 31, 2023
	Target allocation		Actual allocation		Target allocation		Actual allocation
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.
	Plans	Plan	Plans	Plan	Plans	Plan	Plans	Plan
Equity securities	—%	20%	—%	26%	38%	20%	37%	21%
Fixed income securities	99%	73%	99%	65%	62%	73%	62%	72%
Other investments	1%	7%	1%	9%	—%	7%	1%	7%
Total	100%	100%	100%	100%	100%	100%	100%	100%

We periodically review our investment policies, plan assets and asset allocation strategies in conjunction with asset performance relative to specified objectives.  For the U.S. Plans, we establish our asset allocation strategies by reviewing the results of regression models to assess the most appropriate target allocation for each plan, given the plan’s status, demographics and duration.  For the U.K. Plan, the plan trustees establish the asset allocation strategies consistent with the regulations of the United Kingdom pension regulators and in consultation with financial advisors and company representatives.  Investment managers for the U.S. Plans and the U.K. Plan are given established ranges within which the investments may deviate from the target allocations.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The investments for the funded defined benefit plans were categorized as follows (in millions):

	December 31, 2024
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	U.K.		U.S.	U.K.		U.S.	U.K.
	Plans	Plan	Total	Plans	Plan	Total	Plans	Plan	Total
Mutual funds
Non-U.S. equity funds	$4	$—	$4	$—	$55	$55	$4	$55	$59
Bond funds	1,149	—	1,149	2	136	138	1,151	136	1,287
Total mutual funds	1,153	—	1,153	2	191	193	1,155	191	1,346

Other investments
Cash and money market funds	9	2	11	—	—	—	9	2	11
Synthetic leveraged credit fund	—	—	—	—	17	17	—	17	17
Total other investments	9	2	11	—	17	17	9	19	28

Total investments	$1,162	$2	$1,164	$2	$208	$210	$1,164	$210	$1,374

	December 31, 2023
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	U.K.		U.S.	U.K.		U.S.	U.K.
	Plans	Plan	Total	Plans	Plan	Total	Plans	Plan	Total
Mutual funds
U.S. equity funds	$316	$—	$316	$—	$—	$—	$316	$—	$316
Non-U.S. equity funds	139	—	139	—	51	51	139	51	190
Bond funds	746	—	746	4	171	175	750	171	921
Total mutual funds	1,201	—	1,201	4	222	226	1,205	222	1,427

Other investments
Cash and money market funds	6	1	7	—	—	—	6	1	7
Synthetic leveraged credit fund	—	—	—	—	16	16	—	16	16
Total other investments	6	1	7	—	16	16	6	17	23

Total investments	$1,207	$1	$1,208	$4	$238	$242	$1,211	$239	$1,450

We estimated the fair values of the plan assets by applying the market approach, as categorized above, using either (i) significant observable inputs, representative of Level 1 fair value measurements, including market prices of actively traded funds, or (ii) significant other observable inputs, representative of Level 2 fair value measurements, including market prices of the underlying securities in the trust funds.  The U.S. Plans and the U.K. Plan invest in passively and actively managed funds that are referenced to or benchmarked against market indices.  The plan investment managers have discretion to select securities within each asset category.  Given this discretion, the plans may occasionally hold positions in our debt or equity securities.  Since plan investment managers are required to maintain well diversified portfolios, the actual investment in our securities would be immaterial relative to asset categories and the overall plan assets.

Funding contributions and benefit payments—In the years ended December 31, 2024, 2023 and 2022, we made an aggregate contribution of $2 million, $8 million and $3 million, respectively, to the defined benefit pension plans and the OPEB Plans using our cash flows from operations.  In the year ending December 31, 2025, we expect to make an aggregate contribution of $11 million, including $8 million and $3 million to the defined benefit pension plans and the OPEB Plans, respectively.

The projected benefits payments were as follows (in millions):

	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total
Years ending December 31,
2025	$84	$7	$3	$94
2026	85	7	2	94
2027	85	7	1	93
2028	85	8	1	94
2029	85	9	1	95
2030 - 2034	430	60	2	492

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Tax provision and rate—The components of our income tax provision (benefit) were as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Current tax expense (benefit)	$31	$(5)	$13
Deferred tax expense (benefit)	(42)	18	46
Income tax expense (benefit)	$(11)	$13	$59

In the years ended December 31, 2024, 2023 and 2022, our effective tax rate was 2.2 percent, (1.4) percent and (10.4) percent, respectively, based on loss before income tax expense (benefit).  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.

A reconciliation of the income tax benefit computed at the Swiss holding company federal effective rate of 7.83% and our reported consolidated income tax expense (benefit) was as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Income tax benefit at Swiss federal statutory rate	$(40)	$(74)	$(44)
Earnings subject to rates different than the Swiss federal statutory rate	74	129	52
Changes in valuation allowance	208	(23)	79
Tax attribute expirations	185	—	—
Deemed profits taxes	12	11	10
Withholding taxes	4	5	12
Changes in unrecognized tax benefits, net	(4)	(37)	2
Changes due to organizational restructuring	(452)	—	(162)
Swiss Federal Act on Tax Reform and AHV Financing	—	—	96
Audit settlement	—	—	12
Other, net	2	2	2
Income tax expense (benefit)	$(11)	$13	$59

In the year ended December 31, 2024, as a result of operational and structural changes related to rig movements, we remeasured our deferred tax assets and liabilities related to Luxembourg, resulting in an increase of our net deferred tax asset from $8 million to $280 million, and such increase was substantially offset by an increase to our valuation allowance.

In January 2020, Switzerland made effective the Federal Act on Tax Reform and AHV Financing (“TRAF”).  In March 2020, we entered into discussions with the Swiss tax authorities regarding the manner by which the TRAF applies to certain Swiss subsidiaries, which allows us to access historic depreciation and costs related to financing assets not previously deducted on Swiss tax returns, which can be apportioned to offset taxable income based on the remaining useful lives of the rigs and financing assets.  In the three months ended December 31, 2021, we reached an agreement with the Swiss Tax authorities regarding the TRAF treatment.  At December 31, 2024 and 2023, we had a deferred tax liability of $218 million and $264 million, respectively, and a deferred tax asset of $1.05 billion and $1.21 billion, respectively, offset with a valuation allowance of $909 million, associated with TRAF.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Deferred taxes—The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$1,541	$1,264
Swiss historic depreciation and financing asset costs	1,053	1,210
Interest expense limitation	87	87
United Kingdom charter limitation	53	53
Accrued costs and expenses	20	47
Deferred revenues	22	—
Accrued payroll costs not currently deductible	12	16
Tax credits	5	4
Loss contingencies	3	4
Other	61	54
Valuation allowance	(2,089)	(1,884)
Total deferred tax assets, net of allowance	768	855

Deferred tax liabilities
Depreciation	(1,214)	(1,342)
Other	(8)	(9)
Total deferred tax liabilities	(1,222)	(1,351)

Deferred tax liabilities, net	$(454)	$(496)

We include taxes related to the earnings of all of our subsidiaries since we do not consider the earnings of any of our subsidiaries to be indefinitely reinvested.

At December 31, 2024 and 2023, our deferred tax assets included U.S. tax credits of $5 million and $4 million, respectively, which will expire between 2041 and 2043.  Deferred tax assets related to our net operating losses were generated in various worldwide tax jurisdictions.  At December 31, 2024, our net deferred tax assets related to our net operating loss carryforwards included $1,241 million, which do not expire, and $437 million, which will expire between 2025 and 2041.

As of December 31, 2024, our consolidated cumulative loss incurred over the recent three-year period represented significant objective negative evidence for the evaluation of the realizability of our deferred tax assets.  Because such evidence has limited our ability to consider other subjective evidence, we evaluate each jurisdiction separately.  We consider objective evidence, such as contract backlog activity, in jurisdictions in which we have profitable contracts, and the ability to carryback losses or utilize losses against potential exposures.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.  At December 31, 2024 and 2023, due to uncertainty of realization, we had a valuation allowance of $2.09 billion and $1.88 billion, respectively, on net operating losses and other deferred tax assets due to the uncertainty of realization.

Unrecognized tax benefits—The changes to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Balance, beginning of period	$449	$444	$402
Additions for current year tax positions	13	45	28
Additions for prior year tax positions	11	5	62
Reductions related to statute of limitation expirations and changes in law	(19)	(14)	(13)
Reductions due to settlements	(30)	(5)	(5)
Reductions for prior year tax positions	(17)	(26)	(30)
Balance, end of period	$407	$449	$444

Our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2024	2023
Unrecognized tax benefits, excluding interest and penalties	$407	$449
Interest and penalties	7	9
Unrecognized tax benefits, including interest and penalties	$414	$458

In the years ended December 31, 2024, 2023 and 2022, we recognized, as a component of our income tax provision, expense of  $2 million, benefit of $18 million and expense of $6 million, respectively, related to interest and penalties associated with our unrecognized

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

tax benefits.  As of December 31, 2024, we have unrecognized benefits of $414 million, including interest and penalties, against which we have recorded net operating loss deferred tax assets of $372 million, resulting in net unrecognized tax benefits of $42 million, including interest and penalties, that upon reversal would favorably impact our effective tax rate.  During the year ending December 31, 2025, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease, primarily due to the progression of open audits and the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  In the year ended December 31, 2024, our remaining exposure decreased by BRL 219 million, equivalent to $35 million, following our confirmation of the applicability of a law that allows taxpayers to reduce exposure associated with applicable penalties, interest and legal fees following the receipt and confirmation of a specific type of administrative determination, such as we received.  As of December 31, 2024, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 501 million, equivalent to $81 million, and indirect tax of BRL 90 million, equivalent to $15 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Note 11—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Years ended December 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(512)	$(512)	$(954)	$(954)	$(621)	$(621)
Effect of convertible debt instruments, net of tax	—	(189)	—	—	—	—
Loss for per share calculation	$(512)	$(701)	$(954)	$(954)	$(621)	$(621)

Denominator for loss per share
Weighted-average shares outstanding	850	850	768	768	699	699
Effect of convertible debt instruments	—	75	—	—	—	—
Weighted-average shares for per share calculation	850	925	768	768	699	699

Loss per share	$(0.60)	$(0.76)	$(1.24)	$(1.24)	$(0.89)	$(0.89)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Years ended December 31,
	2024	2023	2022
Exchangeable bonds	45	151	128
Share-based awards	11	19	16
Warrants	6	10	-

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 12—Commitments and Contingencies

Service agreement obligations

We have long-term service agreements with original equipment manufacturers to provide services and parts, primarily related to our pressure control systems and drilling systems.  We estimated the commitments for our service agreements based on projected operating activity, and actual operating activity could differ from such estimates.  At December 31, 2024, the aggregate future payments required under our service agreement obligations were as follows (in millions):

Service
agreement
obligations
Years ending December 31,
2025	$137
2026	143
2027	117
2028	73
2029	49
Thereafter	91
Total	$610

Letters of credit and surety bonds

At December 31, 2024 and 2023, we had outstanding letters of credit totaling $9 million and $16 million, respectively, issued under various committed and uncommitted credit lines provided by banks to guarantee various contract bidding, performance activities and customs obligations.  At December 31, 2024 and 2023, we also had outstanding surety bonds totaling $147 million and $198 million, respectively, to secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At December 31, 2024 and 2023, the aggregate cash collateral held by institutions to secure our letters of credit and surety bonds was $8 million and $7 million, respectively.

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  At December 31, 2024, eight plaintiffs have claims pending in Louisiana and 25 plaintiffs in the aggregate have claims pending in either Illinois, Missouri, or California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2024, the subsidiary was a defendant in approximately 364 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement, achieved in September 2018, provided the subsidiary with cash and an annuity for which installments began in December 2024.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Share issuance—In June 2024, we issued 55.5 million Transocean Ltd. shares with an aggregate fair value of $297 million as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion.  In September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate fair value of $99 million to acquire the outstanding 80.0 percent ownership interests in Liquila (see Note 4—Unconsolidated Affiliates and Note 6—Long-Lived Assets).  In the year ended December 31, 2023, we issued 65.1 million shares to certain holders that elected to exchange exchangeable bonds under terms of the governing indentures (see Note 8—Debt).

We maintain an at-the-market equity offering program (the “ATM Program”).  We intend to use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In June 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $400 million, under the ATM Program.  In August 2022, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $435 million, under the ATM Program.  In the years ended December 31, 2024 and 2023, we did not issue any shares under the ATM Program.  In the year ended December 31, 2022, we received aggregate cash proceeds of $263 million, net of issue costs, for the aggregate sale of 61.0 million shares under the ATM Program.

Shares held by us—We and one of our subsidiaries hold Transocean Ltd. shares for future use to deliver shares in connection with sales under the ATM Program and in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2024, we and our subsidiary held 22.5 million and 42.5 million shares, respectively, and at December 31, 2023, our subsidiary held 34.7 million shares.

Warrants—In September 2022, we issued 22.2 million warrants to purchase Transocean Ltd. shares.  The warrants may be exercised by holders at any time prior to the close of business on March 13, 2026 at an exercise price equal to $3.71 per share, subject to certain anti-dilutive adjustments, and at our election, such exercise may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  If at any time prior to expiration, the closing price of our shares equals or exceeds $10.00 per share, subject to adjustment upon the occurrence of certain events, for a period of five consecutive trading days, we will have the right to effect an exercise of all, but not less than all, of the warrants upon notice to holders.  The initial carrying amount of the warrants, recorded in additional paid-in capital and measured at the estimated fair value on the date of issuance, was $16 million, net of issue costs.  We estimated the fair value by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the expected volatility of the market price for our shares.  At December 31, 2024, 22.2 million warrants were outstanding.

Note 14—Share-Based Compensation

Overview

We have a long-term incentive plan (the “Long-Term Incentive Plan”) for executives, key employees and non-employee directors under which awards can be granted in the form of restricted share units, restricted shares, stock options, stock appreciation rights and cash performance awards.  Awards may be granted as service awards that are earned over a defined service period or as performance awards that are earned based on the achievement of certain market factors or performance targets or a combination of market factors and performance targets.  The compensation committee of our board of directors determines the terms and conditions of the awards granted

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

under the Long-Term Incentive Plan.  At December 31, 2024, we had 138.2 million shares authorized and 36.4 million shares available to be granted under the Long-Term Incentive Plan.  At December 31, 2024, the total unrecognized compensation cost related to our unvested share-based awards was $35 million, which we expect to recognize over a weighted-average period of 1.7 years.

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

Service awards

Restricted share units—A restricted share unit subject to service requirements is a notional unit that is equivalent to one share but has no voting rights until the underlying share is issued.  The following table summarizes unvested activity during the year ended December 31, 2024 for service-based units granted under our incentive plan:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2024	9,560,008	$5.01
Granted	5,116,762	5.29
Vested	(6,727,943)	4.78
Forfeited	(289,799)	5.52
Unvested at December 31, 2024	7,659,028	$5.44

In the year ended December 31, 2024, the service-based units that vested had an aggregate grant-date fair value of $32 million.  In the years ended December 31, 2023 and 2022, we granted 3,744,049 and 6,768,943 service-based units, respectively, with a per unit weighted-average grant-date fair value of $7.23 and $3.60, respectively.  In the years ended December 31, 2023 and 2022, we had 6,200,155 and 5,075,374 service-based units, respectively, that vested with an aggregate grant-date fair value of $18 million.

Stock options—The following table summarizes activity during the year ended December 31, 2024 for vested service-based stock options outstanding under our incentive plan:

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of shares	exercise price	contractual term	intrinsic value
	under option	per share	(years)	(in millions)
Outstanding at January 1, 2024	4,083,929	$9.54	3.92	$—
Forfeited	(14,595)	10.95
Outstanding at December 31, 2024	4,069,334	$9.53	2.93	$—

Vested and exercisable at December 31, 2024	4,069,334	$9.53	2.93	$—

At December 31, 2024 and 2023, there were no outstanding unvested stock options to purchase our shares.  In the year ended December 31, 2022, the stock options that vested had an aggregate grant-date fair value of $4 million.

Performance awards

Restricted share units—A restricted share unit subject to performance requirements is a notional unit for which the awarded number of shares to be issued per unit remains uncertain until quantified as of the ultimate determination date following completion of the performance period. The following table summarizes unvested activity during the year ended December 31, 2024 for performance-based units under our incentive plan:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2024	5,432,149	$4.91
Granted	2,687,268	5.10
Vested	(4,429,028)	4.67
Forfeited	(194,464)	5.47
Unvested at December 31, 2024	3,495,925	$5.78

In the years ended December 31, 2024, the performance-based units that vested had an aggregate grant-date fair value of $21 million.  In the years ended December 31, 2023 and 2022, we granted 1,912,292 and 3,519,857 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $6.74 and $3.91, respectively.  In the years ended December 31, 2023 and 2022, we had 3,025,512 and 2,363,878 performance-based units, respectively, that vested with an aggregate grant-date fair value of $11 million and $5 million, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 15—Supplemental Segment information

Our Chief Executive Officer serves as our chief operating decision maker (“CODM”) and assesses performance for and allocates resources for our single contract drilling services segment based on our consolidated net income or loss, as presented on our consolidated statements of operations.  The significant segment expense categories regularly provided to our CODM includes our operating and maintenance costs and our general and administrative costs, as presented on our consolidated statements of operations.  Other segment items included in our consolidated net income or loss include depreciation and amortization, loss on impairment of assets, gain or loss on disposal of assets, interest expense, net of amounts capitalized, and income tax expense or benefit.  Additionally, our CODM reviews our segment assets, as presented on our consolidated balance sheets.

Our CODM uses our consolidated results of operations to evaluate income or loss generated from segment assets, or return on assets, to make decisions to deploy cash flows from operations for reinvestment in our contract drilling services segment or for other uses, such as for acquisitions, debt and equity investments, liability management or to pay dividends to our shareholders.  Consolidated results of operations are used to monitor actual results relative to historical, budgeted and forecasted results and to assess segment performance against our peers.

Note 16—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2024	2023
Other current liabilities
Accrued employee benefits and payroll-related liabilities	$136	$145
Accrued interest	134	146
Accrued taxes, other than income	39	47
Finance lease liability	47	43
Operating lease liabilities	7	12
Deferred revenues	231	165
Contingent liabilities	94	116
Other	3	7
Total other current liabilities	$691	$681

Other long-term liabilities were comprised of the following (in millions):

	December 31,
	2024	2023
Other long-term liabilities
Postemployment benefit plan obligations	$100	$121
Finance lease liability	224	276
Operating lease liabilities	88	108
Income taxes payable	65	80
Deferred revenues	212	233
Other	40	40
Total other long-term liabilities	$729	$858

Note 17—Supplemental Cash Flow Information

The reconciling adjustments of our net cash provided by operating activities that were attributable to the net change in other operating assets and liabilities were as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Changes in other operating assets and liabilities
Increase in accounts receivable	$(94)	$(99)	$(15)
Increase in other assets	(100)	(98)	(12)
Increase (decrease) in accounts payable and other current liabilities	(91)	135	8
Decrease in other long-term liabilities	(2)	(7)	(2)
Change in income taxes receivable / payable, net	(19)	(36)	(42)
Change in receivables from / payables to affiliates, net	9	(8)	(12)
	$(297)	$(113)	$(75)

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Additional cash flow information was as follows (in millions):

		Years ended December 31,
		2024	2023	2022
Certain cash operating activities
Cash payments for interest		$521	$408	$355
Cash payments for income taxes		60	41	66

Noncash investing and financing activities
Capital additions accrued at end of period	(a)	$23	$36	$31
Capital additions acquired in exchange for debt	(b)	—	—	382
Acquisition of outstanding ownership interests in exchange for shares and debt	(c)	431	99	—
Debt investment exchanged for additional equity ownership interests	(d)	—	37	—
Finance lease installments settled with credits issued to customer	(e)	40	44	41
Shares issued in exchanges of exchangeable bonds	(f)	—	434	—
Debt and warrants issued in exchange transactions	(g)	—	—	110
(a)	Additions to property and equipment for which we had accrued a corresponding liability in accounts payable at the end of the period. See Note 6—Long-Lived Assets.
(b)	In the year ended December 31, 2022, we borrowed an aggregate principal amount of $439 million under the Shipyard Loans to satisfy a portion of the final milestone payments due upon delivery of Deepwater Atlas and Deepwater Titan and recorded the initial carrying amount, net of imputed interest, with a corresponding entry to construction in progress, recorded in property and equipment. See Note 6—Long-Lived Assets and Note 8—Debt.
(c)	In June 2024, we issued 55.5 million Transocean Ltd. shares and $130 million aggregate principal amount of 8.00% Senior Notes to acquire the outstanding ownership interest in Orion. In September 2023, we issued 11.9 million Transocean Ltd. shares to acquire the outstanding ownership interest in Liquila. See Note 4—Unconsolidated Affiliates, Note 6—Long-Lived Assets and Note 13—Equity.
(d)	In September 2023, we agreed to exchange borrowings due to us under a financing arrangement with Orion for additional equity ownership interests in Orion. See Note 4—Unconsolidated Affiliates.
(e)	In the years ended December 31, 2024, 2023 and 2022, we agreed to settle installments due to the lessor under our finance lease by issuing corresponding credits to our customer for amounts due to us under the drilling contract. See Note 7—Leases.
(f)	In the year ended December 31, 2023, we issued 65.1 million Transocean Ltd. shares to certain holders that elected to exchange the 2.50% Senior Guaranteed Exchangeable Bonds, the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds. See Note 8—Debt and Note 13—Equity.
(g)	In the year ended December 31, 2022, in connection with the 2022 Private Exchange, we issued $112 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds with an estimated fair value of $105 million and 6.7 million warrants to purchase Transocean Ltd. shares with an estimated fair value of $5 million. See Note 8—Debt and Note 13—Equity.

Note 18—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$560	$560	$762	$762
Restricted cash and cash equivalents	381	381	233	233
Total debt	6,881	6,888	7,413	7,308

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

Equity price risk—We are exposed to equity price risk primarily related to the bifurcated compound exchange feature contained within the indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds.  The market price of our shares is the primary driver of the fair value of the exchange feature.  An increase or decrease to the market price of our shares yields an increase or decrease to the carrying amount of the exchange feature, recorded as a component of our debt, and a corresponding change to interest expense.

Currency exchange rate risk—We are exposed to currency exchange rate risk primarily related to contract drilling revenues, employee compensation costs and purchasing costs that are denominated in currencies other than our functional currency, the U.S. dollar.  To minimize the exposure to currency exchange rate risk, we use a variety of techniques, including structuring customer payment terms and occasionally entering into forward exchange contracts.  We structure customer contracts, as our primary tool to manage currency exchange rate risk, to provide for payment in both U.S. dollars and local currency where the local currency portion is based on our anticipated local currency requirements over the contract term.  Due to various factors, including customer acceptance, local banking laws, national content requirements, other statutory requirements, currency liquidity, local inflation and revenue efficiency, actual local currency needs may vary from those realized in the customer contracts, resulting in partial exposure to currency exchange rate risk.  The currency exchange effect resulting from our international operations generally has not had a material impact on our operating results.

Credit risk—We are exposed to concentrations of credit risk primarily related to our restricted and unrestricted cash and cash equivalents and customer receivables.  We generally maintain our restricted and unrestricted cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high-quality money market instruments, and because we limit the amount of exposure to any one institution, we do not believe we are exposed to any significant credit risk.  Our customer receivables, dispersed across various countries, are due from integrated energy companies, government-owned or government-controlled energy companies and other independent energy companies.  For such receivables, we establish an allowance for credit losses by applying an expected loss rate based on current, forecasted and historical experience.  Although we have encountered only isolated credit concerns related to independent energy companies, we occasionally require collateral or other security to support customer receivables.  Additionally, in certain infrequent instances, when we determine that collection is uncertain, we may offer extended payment terms and recognize revenues associated with the contract on a cash basis.

Labor agreements—At December 31, 2024, we had a global workforce of approximately 5,800 individuals, including approximately 330 contractors.  Approximately 43 percent of our total workforce, working primarily in Brazil and Norway, is represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiations.  Negotiations for annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” included in Item 8 of this annual report.

Item 9B.Other Information

During the three months ended December 31, 2024, no director or officer of Transocean adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.Certain Relationships, Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2025 annual general meeting of shareholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the U.S. Securities Exchange Act of 1934 within 120 days of December 31, 2024.  Certain information with respect to our executive officers is set forth in Part I of this annual report under the caption “Executive Leadership.”

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Index to Financial Statements

Financial statements of unconsolidated subsidiaries are not presented herein because such subsidiaries do not meet the significance test.

(2) Financial Statement Schedules

Transocean Ltd. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(in millions)

		Years ended December 31,
		2024	2023	2022
Allowance for credit losses
Balance, beginning of period		$2	$2	$2
Additions: charged to cost and expenses		—	—	—
Additions: charged to other accounts		—	—	—
Deductions		—	—	—
Balance, end of period		$2	$2	$2

Allowance for excess materials and supplies
Balance, beginning of period		$198	$199	$183
Additions: charged to cost and expenses		7	6	16
Additions: charged to other accounts		—	—	—
Deductions	(a)	(27)	(7)	—
Balance, end of period		$178	$198	$199

Valuation allowance on deferred tax assets
Balance, beginning of period		$1,884	$1,910	$1,820
Additions: charged to cost and expenses		208	—	79
Additions: charged to other accounts	(b)	—	—	11
Deductions	(b)	(3)	(26)	—
Balance, end of period		$2,089	$1,884	$1,910
(a)	Amount related to materials and supplies on rigs and related assets sold or classified as held for sale.
(b)	Amount related to adjustments to other deferred tax assets with valuation allowances.

(3) Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 28, 2024

Number	Description	Location
3.2	Organizational Regulations of Transocean Ltd., amended effective as of August 15, 2024	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 20, 2024
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2	Indenture, dated as of February 26, 2021, by and among Transocean International Limited, the guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 26, 2021
4.3	Credit Agreement, dated June 22, 2018, among Transocean International Limited, the lenders parties thereto and Citibank, N.A., as administrative agent and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on June 27, 2018
4.3.1

Increase of Commitments and First Amendment to Credit Agreement, dated May 13, 2019, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’ s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 13, 2019
4.3.2

Increase of Commitments, Second Amendment to Credit Agreement and First Amendment to Guaranties, dated July 15, 2019, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’ s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 15, 2019
4.3.3

Curative Agreement, dated September 24, 2019, between Transocean International Limited and Citibank, N.A., as administrative agent for the lenders under the Credit Agreement dated June 22, 2018, as amended

Exhibit 10.2 to Transocean Ltd.’ s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended September 30, 2019
4.3.4

Increase of Commitments and Third Amendment to Credit Agreement, dated December 23, 2019, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 4.6 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2019
4.3.5

Fourth Amendment to Credit Agreement, dated November 30, 2020, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, certain of Transocean International Limited’s subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on December 1, 2020
4.3.6

Fifth Amendment to Credit Agreement, dated July 27, 2022, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of Transocean International Limited’s subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 1, 2022
4.3.7

Sixth Amendment to Credit Agreement, dated April 18, 2024, among Transocean International Limited, the lenders parties thereto, Citibank, N.A. as administrative agent and collateral agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of Transocean International Limited’s subsidiaries

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

Exhibit 4.2 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.4.2	Second Supplemental Indenture, dated as of May 14, 1999, between Transocean Offshore (Texas) Inc., Transocean Offshore Inc. and Chase Bank of Texas, National Association, as trustee	Exhibit 4.5 to Transocean Offshore Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-59001-99) filed on June 29, 1999
4.4.3	Fifth Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean International Limited and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit 4.4 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008
4.4.4	Form of 7.45% Notes due April 15, 2027	Exhibit 4.3 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997

Number	Description	Location
4.4.5	Form of 8.00% Debentures due April 15, 2027	Exhibit 4.4 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.4.6	Officers’ Certificate establishing the terms of the 7.50% Notes due April 15, 2031	Exhibit 4.3 to Transocean Sedco Forex Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on April 9, 2001
4.4.7	Officers’ Certificate establishing the terms of the 7.375% Notes due April 15, 2018	Exhibit 4.14 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2001
4.5	Indenture, dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed on October 30, 1997
4.5.1	First Supplemental Indenture, dated as of June 23, 2000, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 2000
4.5.2	Second Supplemental Indenture, dated as of November 20, 2001, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 to GlobalSantaFe Corporation’s Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004
4.5.3

Third Supplemental Indenture, dated as of July 29, 2019, among Global Marine Inc, Transocean International Limited and Wilmington Trust Company, as trustee, relating to Debt Securities of Global Marine Inc.

Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 29, 2019
4.5.4	Form of 7% Note Due 2028	Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.5.5	Terms of 7% Notes Due 2028	Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.6	Indenture, dated as of December 11, 2007, between Transocean International Limited and Wells Fargo Bank, National Association	Exhibit 4.36 to Transocean International Limited’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.6.1	First Supplemental Indenture, dated as of December 11, 2007, between Transocean International Limited and Wells Fargo Bank, National Association	Exhibit 4.37 to Transocean International Limited’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.6.2	Third Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean International Limited and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008
4.6.3	Fourth Supplemental Indenture, dated as of September 21, 2010, among Transocean Ltd., Transocean International Limited and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2010
4.6.4	Fifth Supplemental Indenture, dated as of December 5, 2011, among Transocean Ltd., Transocean International Limited and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 5, 2011
4.6.5	Sixth Supplemental Indenture, dated as of September 13, 2012, among Transocean International Limited, Transocean Ltd. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on September 13, 2012
4.7	Registration Rights Agreement, dated as of January 30, 2018, among Transocean Ltd., Transocean International Limited, and the security holders named therein	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 30, 2018
4.7.1	Amendment to Registration Rights Agreement, dated as of August 14, 2020, by and among Transocean Ltd., Transocean International Limited and Perestroika (Cyprus) Ltd.	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2020
4.8	Indenture, dated February 1, 2019, by and among Transocean Poseidon Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 1, 2019
4.9	Indenture, dated January 17, 2020, by and among Transocean International Limited, the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2020
4.10	Indenture, dated as of September 30, 2022, by and among Transocean International Limited, the Guarantors and Truist Bank, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 30, 2022

Number		Description	Location
	4.11	Warrant Agreement, dated as of September 30, 2022, by and among Transocean International Limited, Transocean Ltd. and Computershare Inc. and Computershare Trust Company, N.A., as warrant agent	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-3873) filed on September 30, 2022
	4.12	Indenture, dated as of January 17, 2023, among Transocean Titan Financing Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2023
	4.12.1	First Supplemental Indenture, dated as of May 8, 2024, among Transocean Titan Financing Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-138373) filed on May 8, 2024
	4.13	Indenture, dated as of January 31, 2023, among Transocean International Limited, the Guarantors named therein and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 31, 2023
	4.13.1

First Supplemental Indenture, dated as of January 26, 2024, by and among Transocean International Limited, the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of January 31, 2023

			Exhibit 4.16.1 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2023
	4.13.2

Second Supplemental Indenture, dated as of May 30, 2024, by and among Transocean International Limited, the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of January 31, 2023

			Exhibit 4.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2024
	4.14	Indenture, dated as of October 11, 2023, among Transocean Aquila Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on October 11, 2023
	4.14.1

First Supplemental Indenture, dated as of March 18, 2024, by and among Transocean Aquila Limited, the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of October 11, 2023

			Exhibit 4.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2024
	4.15	Indenture, dated as of April 18, 2024, by and among Transocean International Limited, the Guarantors and Truist Bank, as trustee.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 18, 2024
	4.16	Registration Rights Agreement dated June 28, 2024 by and among the Company and Hayfin	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 28, 2024
	10.1	Shipyard Credit Agreement for Deepwater Atlas, dated as of June 5, 2021, by and between Jurong Shipyard Pte. Ltd. and Transocean Offshore Deepwater Holdings Limited	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2021
	10.2	Shipyard Credit Agreement for Deepwater Titan, dated as of June 5, 2021, by and between Jurong Shipyard Pte. Ltd. and Transocean Offshore Deepwater Holdings Limited	Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2021
†	10.3	Amended and Restated 2015 Transocean Ltd. Long-Term Incentive Plan	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission No. 001-38373) filed on May 22, 2024
†	10.4	Terms and Conditions of 2013 Director Deferred Unit Award	Exhibit 10.14 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
†	10.5	Terms and Conditions of 2014 Director Deferred Unit Award	Exhibit 10.15 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
†	10.6	Terms and Conditions of 2015 Director Restricted Share Unit Award	Exhibit 10.16 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
†	10.7	Transocean Ltd. Pension Equalization Plan, as amended and restated, effective January 1, 2009	Exhibit 10.41 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
†	10.8	Transocean U.S. Supplemental Savings Plan, as amended and restated, effective as of January 1, 2009	Exhibit 10.44 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
	10.9	Form of Indemnification Agreement entered into between Transocean Ltd. and each of its Directors and Executive Officers	Exhibit 10.1 to Transocean International Limited’s Current Report on Form 8-K (Commission File No. 333-75899) filed on October 10, 2008

Number		Description	Location
†	10.10	Amended and Restated Executive Severance Benefit Policy	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 22, 2023
†	10.11	Employment Agreement with Jeremy D. Thigpen effective September 1, 2016	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
†	10.12	Employment Agreement with Mark L. Mey effective September 1, 2016	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
†	10.13	Amended and Restated Performance Award and Cash Bonus Plan of Transocean Ltd.	Exhibit 10.48 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2020
†	10.14	Terms and Conditions of 2020 Director Restricted Share Unit Award	Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2020
†	10.15	Terms and Conditions of 2022 Executive Equity Awards	Exhibit 10.52 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2021
†	10.16	Terms and Conditions of 2023 Executive Equity Awards	Exhibit 10.50 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2022
†	10.17	Employment Agreement with Keelan Adamson effective February 16, 2022	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 17, 2022
†	10.18	Terms and Conditions of 2024 Executive Equity Awards	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2024
†	10.19	Terms and Conditions of 2024 Executive Management Team Equity Awards	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2024
†	10.20	Employment Agreement with Mr. Thad Vayda dated May 20, 2024	Exhibit 10.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission No. 001-38373) filed on May 22, 2024
	19	Transocean Ltd. Insider Trading Policy	Filed herewith
	21	Subsidiaries of Transocean Ltd.	Filed herewith
	23	Consent of Ernst & Young LLP	Filed herewith
	24	Powers of Attorney	Filed herewith
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
	97	Transocean Ltd. Executive Officer Incentive-Based Compensation Recoupment Policy	Exhibit 97 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2023
	101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our consolidated balance sheets as of December 31, 2024 and December 31, 2023; (ii) our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022; (iii) our consolidated statements of comprehensive loss for the years ended December 31, 2024, 2023 and 2022; (iv) our consolidated statements of equity for the years ended December 31, 2024, 2023 and 2022; (v) our consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022; and (vi) the notes to consolidated financial statements

			Filed herewith

Number	Description	Location
104	The cover page from our annual report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language	Filed herewith
†	Compensatory plan or arrangement

Exhibits listed above as previously having been filed with the U.S. Securities and Exchange Commission are incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and made a part hereof with the same effect as if filed herewith.

Certain instruments relating to our long-term debt and our subsidiaries have not been filed as exhibits since the total amount of securities authorized under any such instrument does not exceed 10 percent of our total assets and our subsidiaries on a consolidated basis.  We agree to furnish a copy of each such instrument to the U.S. Securities and Exchange Commission upon request.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 18, 2025.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jason Pack
Jason Pack
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 18, 2025.

Signature	Title

*	Chair of the Board of Directors
Chadwick C. Deaton

/s/ Jeremy D. Thigpen	Chief Executive Officer and Director
Jeremy D. Thigpen	(Principal Executive Officer)

/s/ Robert Thaddeus Vayda	Executive Vice President and Chief Financial Officer
Robert Thaddeus Vayda	(Principal Financial Officer)

/s/ Jason Pack	Senior Vice President and Chief Accounting Officer
Jason Pack	(Principal Accounting Officer)

*	Director
Glyn A. Barker

*	Director
Vanessa C.L. Chang

*	Director
Frederico F. Curado

*	Director
Domenic J. Dell’Osso, Jr.

*	Director
Vincent J. Intrieri

*	Director
Samuel J. Merksamer

*	Director
Frederik W. Mohn

*	Director
Margareth Øvrum

By: /s/ Jason Pack
(Attorney-in-Fact)