Form 10-Q
period 2025-03-31
Transocean Ltd.
filed 2025-04-29
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 22, 2025, 883,261,456 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2025	2024

Contract drilling revenues	$906	$763

Costs and expenses
Operating and maintenance	618	523
Depreciation and amortization	176	185
General and administrative	50	52
	844	760

Gain (loss) on disposal of assets, net	2	(6)
Operating income (loss)	64	(3)

Other income (expense), net
Interest income	8	15
Interest expense, net of amounts capitalized	(116)	(117)
Other, net	4	12
	(104)	(90)
Loss before income tax expense (benefit)	(40)	(93)
Income tax expense (benefit)	39	(191)

Net income (loss)	(79)	98
Net income attributable to noncontrolling interest	—	—
Net income (loss) attributable to controlling interest	$(79)	$98

Earnings (loss) per share
Basic	$(0.09)	$0.12
Diluted	$(0.11)	$0.11

Weighted-average shares outstanding
Basic	883	819
Diluted	958	955

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE Income (LOSS)

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2025	2024

Net income (loss)	$(79)	$98
Net income attributable to noncontrolling interest	—	—
Net income (loss) attributable to controlling interest	(79)	98

Components of net periodic benefit costs before reclassifications	(3)	(2)
Other comprehensive loss before income taxes	(3)	(2)
Income taxes related to other comprehensive loss	—	—

Other comprehensive loss	(3)	(2)
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive loss attributable to controlling interest	(3)	(2)

Total comprehensive income (loss)	(82)	96
Total comprehensive income attributable to noncontrolling interest	—	—
Total comprehensive income (loss) attributable to controlling interest	$(82)	$96

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$263	$560
Accounts receivable, net of allowance of $2 at March 31, 2025 and December 31, 2024	551	564
Materials and supplies, net of allowance of $184 and $178 at March 31, 2025 and December 31, 2024, respectively	453	439
Assets held for sale	344	343
Restricted cash and cash equivalents	428	381
Other current assets	165	165
Total current assets	2,204	2,452

Property and equipment	22,460	22,417
Less accumulated depreciation	(6,746)	(6,586)
Property and equipment, net	15,714	15,831

Deferred tax assets, net	50	45
Other assets	1,051	1,043
Total assets	$19,019	$19,371

Liabilities and equity
Accounts payable	$273	$255
Accrued income taxes	24	31
Debt due within one year	712	686
Other current liabilities	647	691
Total current liabilities	1,656	1,663

Long-term debt	5,936	6,195
Deferred tax liabilities, net	519	499
Other long-term liabilities	697	729
Total long-term liabilities	7,152	7,423

Commitments and contingencies

Shares, $0.10 par value, 1,057,879,029 authorized, 141,262,093 conditionally authorized, 940,828,901 issued and 883,261,456 outstanding at March 31, 2025, and $0.10 par value, 1,057,879,029 authorized,
141,262,093 conditionally authorized, 940,828,901 issued and 875,830,772 outstanding at December 31, 2024	88	87
Additional paid-in capital	14,887	14,880
Accumulated deficit	(4,624)	(4,545)
Accumulated other comprehensive loss	(141)	(138)
Total controlling interest shareholders’ equity	10,210	10,284
Noncontrolling interest	1	1
Total equity	10,211	10,285
Total liabilities and equity	$19,019	$19,371

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Shares
Balance, beginning of period	$87	$81
Issuance of shares	1	1
Balance, end of period	$88	$82

Additional paid-in capital
Balance, beginning of period	$14,880	$14,544
Share-based compensation	8	11
Issuance of shares	(1)	(2)
Balance, end of period	$14,887	$14,553

Accumulated deficit
Balance, beginning of period	$(4,545)	$(4,033)
Net income (loss) attributable to controlling interest	(79)	98
Balance, end of period	$(4,624)	$(3,935)

Accumulated other comprehensive loss
Balance, beginning of period	$(138)	$(177)
Other comprehensive loss attributable to controlling interest	(3)	(2)
Balance, end of period	$(141)	$(179)

Total controlling interest shareholders’ equity
Balance, beginning of period	$10,284	$10,415
Total comprehensive income (loss) attributable to controlling interest	(82)	96
Share-based compensation	8	11
Issuance of shares	—	(1)
Balance, end of period	$10,210	$10,521

Noncontrolling interest
Balance, beginning of period	$1	$1
Balance, end of period	$1	$1

Total equity
Balance, beginning of period	$10,285	$10,416
Total comprehensive income (loss)	(82)	96
Share-based compensation	8	11
Issuance of shares	—	(1)
Balance, end of period	$10,211	$10,522

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(79)	$98
Adjustments to reconcile to net cash provided by (used in) operating activities:
Amortization of contract intangible asset	—	4
Depreciation and amortization	176	185
Share-based compensation expense	8	11
(Gain) loss on disposal of assets, net	(2)	6
Amortization of debt-related balances, net	13	13
Gain on adjustment to bifurcated compound exchange feature	(36)	(10)
Loss on impairment of investment in unconsolidated affiliates	—	1
Deferred income tax expense (benefit)	15	(164)
Other, net	4	—
Changes in deferred revenues, net	(38)	77
Changes in deferred costs, net	(12)	(38)
Changes in other operating assets and liabilities, net	(23)	(269)
Net cash provided by (used in) operating activities	26	(86)

Cash flows from investing activities
Capital expenditures	(60)	(83)
Investment in loan to unconsolidated affiliate	—	(2)
Proceeds from disposal of assets, net of costs to sell	2	44
Net cash used in investing activities	(58)	(41)

Cash flows from financing activities
Repayments of debt	(210)	(151)
Other, net	(8)	(1)
Net cash used in financing activities	(218)	(152)

Net decrease in unrestricted and restricted cash and cash equivalents	(250)	(279)
Unrestricted and restricted cash and cash equivalents, beginning of period	941	995
Unrestricted and restricted cash and cash equivalents, end of period	$691	$716

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of March 31, 2025, we owned or had partial ownership interests in and operated a fleet of 34 mobile offshore drilling units, consisting of 26 ultra-deepwater floaters and eight harsh environment floaters.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, included in our annual report on Form 10K filed on February 18, 2025.

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

Note 3—Accounting Standards Updates

Recently issued accounting standards updates not yet adopted

Income taxes—Effective for the year ending December 31, 2025, we will adopt the accounting standards update that requires significant incremental disclosures intended to enhance the transparency and decision usefulness of income tax disclosures, particularly with regard to the effective tax rate reconciliation table and income taxes paid.  The new guidance will be applied prospectively and permits, but does not require, retrospective application.  We will provide the new disclosures, as required, for annual periods beginning with our annual report on Form 10-K for the year ending December 31, 2025.  We continue to evaluate the requirements.  Although our adoption will require us to augment certain disclosures in the notes to consolidated financial statements, we do not expect such adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 4—Revenues

Overview—For most of our contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of March 31, 2025, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through August 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended March 31,
	2025			2024
	Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total
U.S.	$394	$—	$394	$370	$—	$370
Brazil	192	—	192	155	—	155
Norway	—	159	159	—	151	151
Other countries (a)	72	89	161	44	43	87
Total contract drilling revenues	$658	$248	$906	$569	$194	$763
(a)	The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	March 31,	December 31
	2025	2024
Deferred contract revenues, recorded in other current liabilities	$228	$231
Deferred contract revenues, recorded in other long-term liabilities	177	212
Total contract liabilities	$405	$443

Significant changes in contract liabilities were as follows (in millions):

	Three months ended March 31,
	2025	2024
Total contract liabilities, beginning of period	$443	$398
Decrease due to recognition of revenues for goods and services	(62)	(46)
Increase due to goods and services transferred over time	24	123
Total contract liabilities, end of period	$405	$475

Pre-operating costs—In the three months ended March 31, 2025 and 2024, we recognized pre-operating costs of $37 million and $20 million, respectively, recorded in operating and maintenance costs.  At March 31, 2025 and December 31, 2024, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $237 million and $224 million, respectively, recorded in other assets.

Note 5—Long-Lived Assets

Disposals—In February 2024, we completed the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets, for aggregate net cash proceeds of $49 million, including $6 million received as a deposit in the year ended December 31, 2023.  In the three months ended March 31, 2024, we recognized an aggregate net loss of less than $1 million, which had no tax effect, associated with the disposal of these assets.  In the three months ended March 31, 2025 and 2024, we received aggregate net cash proceeds of $2 million and $1 million, respectively and recognized an aggregate net gain of $2 million and an aggregate net loss of $6 million, respectively, associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At March 31, 2025 and December 31, 2024, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater floaters Development Driller III and Discoverer Inspiration, together with related assets, was $344 million and $343 million, respectively.  In January 2025, after extending the closing dates originally agreed under the purchase and sale agreements, we terminated the agreements due to the buyers’ failure to deliver the proceeds.  We continue to pursue other opportunities for the disposal of the rigs and related assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 6—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including a bifurcated compound exchange feature and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	$234	$234	$229	$227
6.875% Senior Secured Notes due February 2027	289	330	287	328
8.00% Senior Notes due February 2027	655	655	654	653
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	299	329	283	310
8.375% Senior Secured Notes due February 2028	475	525	469	518
7.00% Notes due June 2028	261	261	263	263
8.00% Senior Secured Notes due September 2028	265	295	262	292
8.25% Senior Notes due May 2029	900	900	887	887
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	259	259	254	286
8.75% Senior Secured Notes due February 2030	940	999	923	981
7.50% Notes due April 2031	396	396	395	395
8.50% Senior Notes due May 2031	900	900	887	886
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	6,734	6,944	6,648	6,881

Less debt due within one year
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	234	234	229	227
6.875% Senior Secured Notes due February 2027	83	83	82	82
4.50% Shipyard Loans due September 2027	120	120	110	108
8.375% Senior Secured Notes due February 2028	117	100	114	97
8.00% Senior Secured Notes due September 2028	65	60	64	59
8.75% Senior Secured Notes due February 2030	117	117	113	113
Total debt due within one year	736	714	712	686
Total long-term debt	$5,998	$6,230	$5,936	$6,195

Scheduled maturities—At March 31, 2025, scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending March 31,
2026	$736
2027	1,335
2028	442
2029	509
2030	1,629
Thereafter	2,083
Total principal amount of debt	6,734
Total unamortized debt-related balances, net	(186)
Bifurcated compound exchange feature, at estimated fair value	100
Total carrying amount of debt	$6,648

Credit agreement

Secured Credit Facility—We have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to mature on June 22, 2028.  The Secured Credit Facility has a borrowing capacity of $576 million through June 22, 2025, which is reduced thereafter to $510 million through June 22, 2028.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  At March 31, 2025, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

2.875 percent and the facility fee was 0.625 percent.  At March 31, 2025, we had no borrowings outstanding, $23 million of letters of credit issued, and we had $553 million of available borrowing capacity under the Secured Credit Facility.

Exchangeable bonds

Exchange terms—At March 31, 2025, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

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

Effective interest rates and fair values—At March 31, 2025, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	$240
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	$321

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended
	March 31,
	2025	2024
Contractual interest	$5	$5
Amortization	6	5
Gain on adjustment to bifurcated compound exchange feature	(36)	(10)
Total	$(25)	$—

The indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented above, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature is not considered indexed to our stock and, therefore, must be bifurcated from the host debt instrument.  Accordingly, we recognize changes to the liability for the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.  At March 31, 2025 and December 31, 2024, the carrying amount of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, was $100 million and $136 million, respectively.

Note 7—Income Taxes

Tax provision and rate—In the three months ended March 31, 2025 and 2024, our effective tax rate was (95.8) percent and 206.0 percent, respectively, based on loss before income tax expense or benefit.  In the three months ended March 31, 2025 and 2024, the effect of various discrete period tax items was a net tax expense of $14 million and a net tax benefit of $121 million, respectively.  In the three months ended March 31, 2025, such discrete items included changes to various uncertain tax positions and valuation allowances.  In the three months ended March 31, 2024, such discrete items included changes to deferred taxes due to rig ownership changes, as well as rig movement and contract expirations across multiple jurisdictions.  In the three months ended March 31, 2025 and 2024, our effective tax rate, excluding discrete items, was (62.3) percent and 76.9 percent, respectively, based on loss before income tax expense or benefit.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of March 31, 2025, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 506 million, equivalent to $89 million, and indirect tax of BRL 91 million, equivalent to $16 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 8—Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share were as follows (in millions, except per share data):

	March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Net income (loss) attributable to controlling interest	$(79)	$(79)	$98	$98
Effect of convertible debt instruments, net of tax	—	(29)	—	10
Income (loss) for per share calculation	$(79)	$(108)	$98	$108

Denominator for earnings (loss) per share
Weighted-average shares outstanding	883	883	819	819
Effect of convertible debt instruments	—	75	—	120
Effect of share-based awards	—	—	—	9
Effect of warrants	—	—	—	7
Weighted-average shares for per share calculation	883	958	819	955

Earnings (loss) per share	$(0.09)	$(0.11)	$0.12	$0.11

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended
	March 31,
	2025	2024
Exchangeable bonds	45	—
Share-based awards	13	4
Warrants (a)	—	—
(a)	For the three months ended March 31, 2025, the warrants were antidilutive since the average price for our shares was less than the exercise price for the warrants.

Note 9—Contingencies

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  As of March 31, 2025, eight plaintiffs have claims pending in Louisiana and 28 plaintiffs in the aggregate have claims pending in either Illinois, Missouri, or California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2025, the subsidiary was a defendant in approximately 357 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement, achieved in September 2018, provided the subsidiary with cash and an annuity for which installments began in December 2024.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 10—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$263	$263	$560	$560
Restricted cash and cash equivalents	428	428	381	381
Total debt	6,648	6,568	6,881	6,888

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

Total debt—The carrying amount of our total debt represents the principal amount, together with unamortized discounts, premiums and issue costs.  The carrying amount and fair value of our total debt also includes amounts related to certain exchangeable debt instruments (see Note 6—Debt).  We estimated the fair value of our total debt using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads for the instruments and, with respect to the exchangeable debt instruments, the expected volatility of the market price for our shares.

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
◾the offshore drilling market, including the effects of variations in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for our industry, or the various geographies in which we operate;
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
◾liquidity, including availability under our Secured Credit Facility, as defined in this periodic report, and adequacy of cash flows for our obligations;
◾debt, including interest rates, credit ratings and our evaluation or decisions with respect to any potential liability management transactions or strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure and any litigation, potential or alleged defaults and discussions with creditors related thereto;
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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2024;
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
◾our operational performance;
◾the cancellation of drilling contracts currently included in our reported contract backlog;
◾losses on impairment of long-lived assets;
◾shipyard and other delays;
◾the results of meetings of our shareholders;
◾changes in political, social and economic conditions;
◾the possibility of changes in tax, environmental, trade, immigration and other laws, regulations and policies, including the imposition of tariffs, economic or trade sanctions or other trade barriers and actions of government that impact, whether directly or indirectly, oil and gas operations;
◾the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies;
◾the effects of public health threats, pandemics and epidemics and the potential adverse impacts thereof;
◾the availability of borrowings under our Secured Credit Facility; and
◾other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 22, 2025, we owned or had partial ownership interests in and operated 34 mobile offshore drilling units, consisting of 26 ultra-deepwater floaters and eight harsh environment floaters.

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

Our discussion and analysis of our financial condition, operating results and liquidity and capital resources are based upon, and should be read in conjunction with, our condensed consolidated financial statements and the notes thereto, included under “Item 1. Financial Statements” in this quarterly report on Form 10-Q and with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024.

Outlook

Drilling market—Our industry outlook remains positive, informed by numerous long-term forecasts that indicate hydrocarbons will continue to be a critical source of energy for the foreseeable future, despite the significant relative growth in alternative energy technologies.  Economic forecasts also project that the many countries that are not members of the Organization for Economic Co-operation and Development will continue to experience rapid population growth and improving standards of living, which will compound the increase in energy demand well into the future.  As a result, governments globally are rapidly revising their energy strategies to emphasize the expansion of energy sources rather than transitioning away from fossil fuels.  This distinct trend acknowledges the requirement for accessible, reliable, cost-effective and transportable energy.  We expect that this trend will contribute to robust, long-term demand for oil and gas.

In addition to increased demand, the existing supply of oil and gas is depleting more rapidly than forecasted and requires replenishment.  This is the result of the significant underinvestment in new exploration and field development projects by oil and gas producers over the last several years.  We believe the combination of greater energy demand and the accelerating decline of existing reserves will result in oil and gas producers materially increasing their investment in exploration and development activities.

Deepwater and harsh environment fields generate favorable economic returns and, versus other sources of hydrocarbons, have sizable and sustainable production volumes with relatively lower carbon intensity.  Given this, we expect a significant portion of the spending in fossil fuel development will continue to be allocated to deepwater and harsh environment projects.  Although the price of oil is likely to continue to exhibit volatility in response to numerous factors, including uncertainty about future output from the major oil and gas producing countries, geopolitical events, governmental economic policies and regulations, and global economic growth, we nevertheless expect project economics to remain at levels that are solidly supportive of investment in deepwater and harsh environment exploration and development projects.

Significantly reduced offshore contracting activity during the previous downcycle led to the scrapping of uncompetitive rigs, resulting in a smaller global fleet available to meet the long-term demands by our customers.  We believe that the marketable supply of and demand for ultra-deepwater and harsh environment rigs will remain relatively balanced in the longer run, including the high-specification rigs preferred by many of our customers for their projects.  We currently expect some increased pressure on utilization into 2026, as a number of our competitors’ rigs have yet to obtain new commitments for rigs concluding existing contracts.

While the long-term outlook for offshore drilling activity remains robust in every major deepwater geographic sector, our customers continue to be disciplined in their investment of capital and are focused on project execution.  Tendering activity improved during 2024 in the Golden Triangle, which comprises North America, South America and West Africa.  We currently expect contracts for many of these projects to be awarded in late 2025 and 2026.

We currently anticipate demand to begin to accelerate in Norway, the largest region for harsh environment rigs, in late 2026 and extend through the end of the decade.  Several of the high-specification semisubmersible rigs that departed the region to work in other emerging harsh environment regions may ultimately return to fulfill the anticipated increase in demand in Norway.  Contract durations, including subsequent extensions on most of these units, along with other factors affecting supply and demand for drilling rigs, are likely to continue to have a favorable influence on dayrates and contracting terms as competition increases for high-specification semisubmersibles.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of April 16, 2025, the uncommitted fleet rates for the remainder of 2025 and each of the four years in the period ending December 31, 2029 were as follows:

	2025	2026	2027	2028	2029
Uncommitted fleet rate
Ultra-deepwater floaters	39%	52%	69%	88%	95%
Harsh environment floaters	15%	38%	78%	94%	100%

Performance and Other Key Indicators

Contract backlog—We believe our industry-leading contract backlog distinguishes us from the competition and provides indicators of our future revenue-earning opportunities.  Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be material to our contract drilling revenues.  The contract backlog represents the maximum contract drilling revenues that can be earned considering the contractual operating dayrate in effect during the firm contract period.  The contract backlog for our fleet was as follows:

	April 16,	February 12,	April 17,
	2025	2025	2024

	(in millions)
Contract backlog
Ultra-deepwater floaters	$6,040	$6,363	$6,850
Harsh environment floaters	1,886	1,965	2,006
Total contract backlog	$7,926	$8,328	$8,856

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

	Three months ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Average daily revenue
Ultra-deepwater floaters	$443,600	$428,200	$422,900
Harsh environment floaters	$443,600	$452,600	$367,900
Total fleet average daily revenue	$443,600	$434,700	$408,200

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

	Three months ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Revenue efficiency
Ultra-deepwater floaters	94.3%	92.0%	92.7%
Harsh environment floaters	99.3%	97.6%	93.3%
Total fleet average revenue efficiency	95.5%	93.5%	92.9%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Rig utilization
Ultra-deepwater floaters	61.5%	64.3%	51.2%
Harsh environment floaters	69.5%	75.0%	62.0%
Total fleet average rig utilization	63.4%	66.8%	53.7%

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

Operating Results

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended March 31,
	2025	2024	Change	% Change

	(In millions, except day amounts and percentages)
Operating days	1,940	1,785	155	9%
Average daily revenue	$443,600	$408,200	$35,400	9%
Revenue efficiency	95.5%	92.9%
Rig utilization	63.4%	53.7%

Contract drilling revenues	$906	$763	$143	19%

Operating and maintenance expense	(618)	(523)	(95)	(18)%
Depreciation and amortization expense	(176)	(185)	9	5%
General and administrative expense	(50)	(52)	2	4%
Gain (loss) on disposal of assets, net	2	(6)	8	nm
Operating income (loss)	64	(3)	67	nm

Other income (expense), net
Interest income	8	15	(7)	(47)%
Interest expense, net of amounts capitalized	(116)	(117)	1	1%
Other, net	4	12	(8)	(67)%
Loss before income tax (expense) benefit	(40)	(93)	53	57%
Income tax (expense) benefit	(39)	191	(230)	nm
Net income (loss)	$(79)	$98	$(177)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following: (a) approximately $45 million resulting from increased utilization, (b) approximately $35 million resulting from higher revenue efficiency for the fleet, (c) approximately $30 million resulting from higher average daily revenues, and (d) approximately $30 million resulting from increased activity for the operations of the newbuild ultra-deepwater floater Deepwater Aquila.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following: (a) approximately $30 million resulting from increased activity for the operations of our active fleet, (b) a non-cash loss of $34 million in the current quarter resulting from an unfavorable legal outcome, (c) approximately $20 million resulting from the operations of our newbuild ultra-deepwater floater Deepwater Aquila, (d) approximately $20 million resulting from the effect of inflation on personnel and other operating costs, and (e) approximately $10 million resulting from incremental in service costs related to additional services and contract preparation cost recognition.  These increases were partially offset by the following: (a) approximately $10 million resulting from rigs classified as held for sale and (b) approximately $10 million favorable currency exchange rates.

Depreciation and amortization expense decreased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to (a) $15 million resulting from rigs sold or classified as held for sale, partially offset by (b) $9 million resulting from one newbuild ultra-deepwater floater, one acquired harsh environment floater and other property and equipment placed into service.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following: (a) $28 million decreased interest resulting from debt repaid as scheduled or early retired, (b) $26 million decreased interest resulting from the change to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029, partially offset by (c) $40 million increased interest resulting from debt issued and (d) $7 million increased interest resulting from reduced interest costs capitalized following completion of our newbuild construction program.

Other income, net, decreased in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increased loss of $9 million related to net changes to currency exchange rates.

Income tax expense or benefit—In the three months ended March 31, 2025 and 2024, our effective tax rate was (95.8) percent and 206.0 percent, respectively, based on loss before income tax expense or benefit.  In the three months ended March 31, 2025 and 2024, the effect of various discrete period tax items was a net tax expense of $14 million and a net tax benefit of $121 million, respectively.  In the three months ended March 31, 2025, such discrete items included changes to various uncertain tax positions and valuation allowances.  In the three months ended March 31, 2024, such discrete items included changes to deferred taxes due to rig ownership changes, as well as rig movement and contract expirations across multiple jurisdictions.  In the three months ended March 31, 2025 and 2024, our effective tax rate, excluding discrete items, was (62.3) percent and 76.9 percent, respectively, based on loss before income tax expense or benefit.

Due to our operating activities and organizational structure, our income tax expense or benefit does not change proportionally with our income or loss before income taxes.  We may have subsidiaries with tax expense on taxable earnings that exceeds the tax benefits in other jurisdictions, or vice versa, which sometimes results in a negative effective tax rate or unusually large effective tax rates relative to consolidated income or loss before income tax expense or benefit.  Our earnings are unevenly distributed across jurisdictions and may experience variability in timing among interim periods throughout the year and such variability many influence the allocation of income tax expense or benefit to the respective interim period.  The annual effective tax rate used to allocate income tax expense or benefit to interim periods may also be influenced by the removal of loss jurisdictions from the calculations.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

In the three months ended March 31, 2025, our primary sources of cash were net cash provided by operating activities.  Our primary uses of cash were debt repayments and capital expenditures.

	Three months ended
	March 31,
	2025	2024	Change

	(in millions)
Cash flows from operating activities
Net income (loss)	$(79)	$98	$(177)
Non-cash items, net	178	46	132
Changes in operating assets and liabilities, net	(73)	(230)	157
	$26	$(86)	$112

Net cash provided by operating activities increased primarily due to (a) increased cash collected from customers, partially offset by (b) increased cash paid to employees.

	Three months ended
	March 31,
	2025	2024	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(60)	$(83)	$23
Investments in debt and equity of unconsolidated affiliates	—	(2)	2
Proceeds from disposal of assets, net of costs to sell	2	44	(42)
	$(58)	$(41)	$(17)

Net cash used in investing activities increased primarily due to (a) reduced proceeds from disposal of assets, partially offset by (b) reduced capital expenditures.

	Three months ended
	March 31,
	2025	2024	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(210)	$(151)	$(59)
Other, net	(8)	(1)	(7)
	$(218)	$(152)	$(66)

Net cash used in financing activities increased primarily due to increased cash used to repay debt.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities, or other debt-related deposits or reservations of unrestricted cash.  At March 31, 2025, we had $263 million in unrestricted cash and cash equivalents and $428 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

We have a Secured Credit Facility that provides us with a borrowing capacity of $576 million through June 22, 2025 and $510 million through its maturity on June 22, 2028.  Our Secured Credit Facility, which is secured by, among other things, a lien on eight of our ultra-deepwater floaters and two of our harsh environment floaters, contains certain restrictive covenants, including a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0 and a minimum liquidity requirement of $200 million, among others.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, and subject to certain conditions, pay dividends and repurchase our shares.  For more information about our Secured Credit Facility and our outstanding debt instruments, see Notes to Condensed Consolidated Financial Statements—Note 6—Debt.

Although we currently anticipate relying on these sources of liquidity, including cash flows from operating activities and borrowings under our Secured Credit Facility, among others, we may in the future consider establishing additional financing arrangements with banks or other capital providers, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  Our secured indentures include collateral rig leverage ratios, and during periods, such as in the current quarter, when certain of these rigs have experienced reduced levels of operating efficiency or utilization, we have deposited unrestricted cash into the applicable debt service reserve account to maintain compliance with the applicable covenant.  We may in the future deposit a portion of our unrestricted cash or, in lieu thereof, take other actions, including seeking covenant relief or other consents of holders of certain of our secured debt, as applicable.

Debt and equity markets—From time to time, we seek to access the capital markets, including with respect to potential liability management transactions.  For example, we have completed multiple debt and equity transactions, including tender offers, redemptions, exchanges and retirement of existing debt, in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity position.  Subject to then-existing market conditions and our expected liquidity needs, among other factors, we may use existing unrestricted cash balances, cash flows from operating activities, or proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging any of our debt, equity or equity-linked securities in the open market, in privately negotiated transactions, or through tender or exchange offers, or by redeeming any of our outstanding debt securities pursuant to the terms of the applicable governing document, if applicable.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.  For more information about our debt and equity transactions, see Notes to Condensed Consolidated Financial Statements—Note 6—Debt.

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

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer-requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and market demand for required components and resources.  We intend to fund the cash requirements for our projected capital expenditures by using available cash balances, cash generated from operations and asset sales, borrowings under our Secured Credit Facility and financing arrangements with banks or other capital providers.  Economic conditions and other factors could impact the availability of these sources of funding.

From time to time, we may also review the possible disposition of certain drilling assets.  As of March 31, 2025, we have classified as held for sale two ultra-deepwater floaters, for which we continue to pursue opportunities for the disposal of the rigs and related assets.  Considering market conditions, we have previously committed to plans to sell certain lower-specification drilling units for scrap value, and we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Condensed Consolidated Financial Statements—Note 5—Long-Lived Assets.

Contractual obligations and other commercial commitments—As of March 31, 2025, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024.  For additional information about our debt obligations and scheduled maturities, see Notes to Condensed Consolidated Financial Statements—Note 6—Debt.

Critical Accounting Policies and Estimates

As of March 31, 2025, there have been no material changes to the critical accounting policies and estimates that we use as a basis for applying judgments, assumptions and estimates to prepare our condensed consolidated financial statements, as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2024.

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

We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to equity price risk related to certain of our exchangeable bonds and currency exchange rate risk related to our international operations.  As of March 31, 2025, there have been no material changes to our market risks as previously disclosed in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2024.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters” in our annual report on Form 10-K for the year ended December 31, 2024.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2024.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2025, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

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

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
January 2025	—	$—	—	$3,668
February 2025	—	—	—	3,668
March 2025	—	—	—	3,668
Total	—	$—	—	$3,668
(a)In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  At March 31, 2025, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.67 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In accordance with Transocean’s previously announced succession planning strategy, Mr. Keelan Adamson has been appointed President and Chief Executive Officer of Transocean effective as of May 1, 2025.  Mr. Adamson will assume the responsibilities of Principal Executive Officer from Mr. Jeremy Thigpen as of such date.

As part of his promotion to President and Chief Executive Officer, Mr. Adamson entered into a new employment agreement (the “Adamson Employment Agreement”) with a wholly owned indirect subsidiary of Transocean Ltd., effective May 1, 2025, which will supersede his existing employment agreement.  Pursuant to the terms and conditions of the Adamson Employment Agreement, Mr. Adamson will receive a base salary of $1,000,000 per year.  Mr. Adamson’s 2025 annual cash bonus target under Transocean’s Amended and Restated Performance Award and Cash Bonus Plan (the “AIP”) will be 130% of his annual salary earned in 2025, subject to Transocean’s performance relative to a set of pre-determined performance metrics and the discretion of our Compensation Committee.  Additionally, Mr. Adamson remains eligible to participate in the Amended and Restated 2015 Transocean Ltd. Long-Term Incentive Plan (the “LTIP”).  Upon the effectiveness of his appointment, Mr. Adamson will receive a promotional 2025 equity award (the “equity award”) pursuant to the LTIP based on the compensation target associated with his new position and pro-rated for the portion of the year following his promotion.  The equity award will be granted in the form of restricted share units with a targeted cash value of $1,205,000, vesting in equal installments over three years, and performance units with a targeted cash value of $1,205,000, subject to vesting and performance terms equivalent to those currently in place for the 2025-2027 performance cycle.

The foregoing description of the Adamson Employment Agreement is not complete and is subject to and qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 10.3 and incorporated herein by reference.  Other than as disclosed above, there are no arrangements or understandings between Mr. Adamson and any other person pursuant to which he was appointed President and Chief Executive Officer.  There is no family relationship between Mr. Adamson and any director or executive officer of Transocean, and there are no transactions between Mr. Adamson and Transocean that are required to be reported under Item 404(a) of Regulation S-K.

Following Mr. Adamson’s appointment described above, Mr. Thigpen will continue his current service as a member of our board of directors (the “Board”), and if elected Chair of the Board by shareholders at our 2025 Annual General Meeting, would serve as Executive Chair of the Board.  In the position of Executive Chair, Mr. Thigpen would continue to serve an integral role in providing strategic direction to Transocean and remain a member of our Executive Management Team.  As part of this transition, Mr. Thigpen entered into a new employment agreement (the “Thigpen Employment Agreement”) with a wholly owned indirect subsidiary of Transocean Ltd., effective May 1, 2025, which incorporates the notice period compensation to which he is entitled under his existing employment agreement and our Articles of Association but will otherwise supersede his existing employment agreement.  Pursuant to the terms of the Thigpen Employment Agreement, for continued service through May 1, 2026 (the “Initial Period”), Mr. Thigpen will receive an aggregate amount of $2,702,500, payable in 24 semi-monthly installments (less applicable withholding), and will be eligible for a pro-rated bonus under the AIP for his service from January 1, 2025 through April 30, 2025.  Mr. Thigpen remains eligible for an annual employee award under the LTIP in 2026, at the discretion of the Board, and his outstanding equity awards under the LTIP will continue to vest in accordance with the terms and conditions of those awards.  Following the Initial Period, Mr. Thigpen’s compensation will be determined by our Board.

The foregoing description of the Thigpen Employment Agreement is not complete and is subject to and qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 10.4 and incorporated herein by reference.

On March 11, 2025, Mr. Brady Long, our Executive Vice President and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement (as such term is defined under Item 408(a) of Regulation S-K of the Securities Act of 1933) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 212,468 shares of Transocean Ltd. (the “CLO Plan”).  Sales may not commence under the CLO Plan until June 10, 2025 at the earliest and only at specified market prices.  Unless earlier terminated in accordance with it terms and conditions, the CLO Plan expires on March 7, 2026.

On March 28, 2025, Mr. Keelan Adamson, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (as such term is defined under Item 408(a) of Regulation S-K of the Securities Act of 1933) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 233,030 shares of Transocean Ltd. (the “COO Plan”), which includes 44,118 shares of Transocean Ltd. underlying vested stock options held by Mr. Adamson.  Sales may not commence under the COO Plan until June 27, 2025 at the earliest and only at specified market prices.  Unless earlier terminated in accordance with it terms and conditions, the COO Plan expires on July 1, 2026.

Item 6.	Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 28, 2024
3.2	Organizational Regulations of Transocean Ltd., amended effective as of August 15, 2024	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 20, 2024
10.1	Terms and Conditions of 2025 Executive Equity Awards	Filed herewith
10.2	Terms and Conditions of 2025 Executive Management Team Equity Awards	Filed herewith

Number	Description	Location
10.3	Employment Agreement with Keelan I. Adamson dated April 29, 2025	Filed herewith
10.4	Employment Agreement with Jeremy D. Thigpen dated April 29, 2025	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024; (ii) our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024; (iii) our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024, (iv) our condensed consolidated statements of equity for the three months ended March 31, 2025 and 2024; (v) our condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 29, 2025.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jason Pack
Jason Pack
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)