Form 10-Q
period 2025-06-30
Transocean Ltd.
filed 2025-08-05
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29 2025, 943,124,986 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Contract drilling revenues	$988	$861	$1,894	$1,624

Costs and expenses
Operating and maintenance	599	534	1,217	1,057
Depreciation and amortization	175	184	351	369
General and administrative	49	59	99	111
	823	777	1,667	1,537

Loss on impairment of assets	(1,136)	(143)	(1,136)	(143)
Gain (loss) on disposal of assets, net	7	—	9	(6)
Operating loss	(964)	(59)	(900)	(62)

Other income (expense), net
Interest income	10	14	18	29
Interest expense, net of amounts capitalized	(112)	(74)	(228)	(191)
Gain on retirement of debt	—	140	—	140
Other, net	(27)	12	(23)	24
	(129)	92	(233)	2

Income (loss) before income tax expense (benefit)	(1,093)	33	(1,133)	(60)
Income tax expense (benefit)	(155)	156	(116)	(35)

Net loss	(938)	(123)	(1,017)	(25)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(938)	$(123)	$(1,017)	$(25)

Loss per share, basic and diluted	$(1.06)	$(0.15)	$(1.15)	$(0.03)
Weighted-average shares outstanding, basic and diluted	888	824	885	821

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net loss	$(938)	$(123)	$(1,017)	$(25)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	(938)	(123)	(1,017)	(25)

Components of net periodic benefit costs before reclassifications	—	(2)	(3)	(4)
Components of net periodic benefit costs reclassified to net loss	—	1	—	1
Other comprehensive loss before income taxes	—	(1)	(3)	(3)
Income taxes related to other comprehensive loss	—	—	—	—

Other comprehensive loss	—	(1)	(3)	(3)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive loss attributable to controlling interest	—	(1)	(3)	(3)

Total comprehensive loss	(938)	(124)	(1,020)	(28)
Total comprehensive income attributable to noncontrolling interest	—	—	—	—
Total comprehensive loss attributable to controlling interest	$(938)	$(124)	$(1,020)	$(28)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$377	$560
Accounts receivable, net of allowance of $2 at June 30, 2025 and December 31, 2024	577	564
Materials and supplies, net of allowance of $167 and $178 at June 30, 2025 and December 31, 2024, respectively	427	439
Assets held for sale	43	343
Restricted cash and cash equivalents	395	381
Other current assets	181	165
Total current assets	2,000	2,452

Property and equipment	20,957	22,417
Less accumulated depreciation	(6,205)	(6,586)
Property and equipment, net	14,752	15,831

Deferred tax assets, net	48	45
Other assets	1,011	1,043
Total assets	$17,811	$19,371

Liabilities and equity
Accounts payable	$253	$255
Accrued income taxes	8	31
Debt due within one year	666	686
Other current liabilities	655	691
Total current liabilities	1,582	1,663

Long-term debt	5,885	6,195
Deferred tax liabilities, net	345	499
Other long-term liabilities	645	729
Total long-term liabilities	6,875	7,423

Commitments and contingencies

Shares, $0.10 par value, 1,204,009,681 authorized, 141,262,093 conditionally authorized, 1,204,009,681 issued and 902,249,348 outstanding at June 30, 2025, and 1,057,879,029 authorized, 141,262,093 conditionally authorized,
940,828,901 issued and 875,830,772 outstanding at December 31, 2024	90	87
Additional paid-in capital	14,966	14,880
Accumulated deficit	(5,562)	(4,545)
Accumulated other comprehensive loss	(141)	(138)
Total controlling interest shareholders’ equity	9,353	10,284
Noncontrolling interest	1	1
Total equity	9,354	10,285
Total liabilities and equity	$17,811	$19,371

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Shares
Balance, beginning of period	$88	$82	$87	$81
Issuance of shares	2	5	3	6
Balance, end of period	90	$87	$90	$87

Additional paid-in capital
Balance, beginning of period	$14,887	$14,553	$14,880	$14,544
Share-based compensation	8	15	16	26
Issuance of shares	71	291	70	289
Balance, end of period	$14,966	$14,859	$14,966	$14,859

Accumulated deficit
Balance, beginning of period	$(4,624)	$(3,935)	$(4,545)	$(4,033)
Net loss attributable to controlling interest	(938)	(123)	(1,017)	(25)
Balance, end of period	$(5,562)	$(4,058)	$(5,562)	$(4,058)

Accumulated other comprehensive loss
Balance, beginning of period	$(141)	$(179)	$(138)	$(177)
Other comprehensive loss attributable to controlling interest	—	(1)	(3)	(3)
Balance, end of period	$(141)	$(180)	$(141)	$(180)

Total controlling interest shareholders’ equity
Balance, beginning of period	$10,210	$10,521	$10,284	$10,415
Total comprehensive loss attributable to controlling interest	(938)	(124)	(1,020)	(28)
Share-based compensation	8	15	16	26
Issuance of shares	73	296	73	295
Balance, end of period	$9,353	$10,708	$9,353	$10,708

Noncontrolling interest
Balance, beginning of period	$1	$1	$1	$1
Balance, end of period	$1	$1	$1	$1

Total equity
Balance, beginning of period	$10,211	$10,522	$10,285	$10,416
Total comprehensive loss	(938)	(124)	(1,020)	(28)
Share-based compensation	8	15	16	26
Issuance of shares	73	296	73	295
Balance, end of period	$9,354	$10,709	$9,354	$10,709

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,017)	$(25)
Adjustments to reconcile to net cash provided by operating activities:
Amortization of contract intangible asset	—	4
Depreciation and amortization	351	369
Share-based compensation expense	16	26
Loss on impairment of assets	1,136	143
(Gain) loss on disposal of assets, net	(9)	6
Amortization of debt-related balances, net	25	26
Gain on adjustment to bifurcated compound exchange feature	(65)	(79)
Gain on retirement of debt	—	(140)
Loss on impairment of investment in unconsolidated affiliate	—	5
Deferred income tax benefit	(157)	(56)
Other, net	31	(11)
Changes in deferred revenues, net	(84)	97
Changes in deferred costs, net	16	(49)
Changes in other operating assets and liabilities, net	(89)	(269)
Net cash provided by operating activities	154	47

Cash flows from investing activities
Capital expenditures	(84)	(167)
Investment in loan to unconsolidated affiliate	—	(3)
Proceeds from disposal of assets, net of costs to sell	10	51
Proceeds from disposal of equity investment in unconsolidated affiliate	4	—
Cash acquired in acquisition of unconsolidated affiliate	—	5
Net cash used in investing activities	(70)	(114)

Cash flows from financing activities
Repayments of debt	(240)	(1,815)
Proceeds from issuance of debt, net of issue costs	—	1,767
Other, net	(13)	(5)
Net cash used in financing activities	(253)	(53)

Net decrease in unrestricted and restricted cash and cash equivalents	(169)	(120)
Unrestricted and restricted cash and cash equivalents, beginning of period	941	995
Unrestricted and restricted cash and cash equivalents, end of period	$772	$875

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of June 30, 2025, we owned or had partial ownership interests in and operated a fleet of 32 mobile offshore drilling units, consisting of 24 ultra-deepwater floaters and eight harsh environment floaters.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, included in our annual report on Form 10K filed on February 18, 2025.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 4—Revenues

Overview—For most of our contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of June 30, 2025, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through August 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended June 30,						Six months ended June 30,
	2025			2024			2025			2024
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$408	$—	$408	$406	$—	$406	$802	$—	$802	$776	$—	$776
Brazil	221	—	221	150	—	150	413	—	413	305	—	305
Norway	—	140	140	—	163	163	—	299	299	—	314	314
Other countries (a)	70	149	219	50	92	142	142	238	380	94	135	229
Total contract drilling revenues	$699	$289	$988	$606	$255	$861	$1,357	$537	$1,894	$1,175	$449	$1,624
(a)The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	June 30,	December 31
	2025	2024
Deferred contract revenues, recorded in other current liabilities	$222	$231
Deferred contract revenues, recorded in other long-term liabilities	137	212
Total contract liabilities	$359	$443

Significant changes in contract liabilities were as follows (in millions):

	Six months ended June 30,
	2025	2024
Total contract liabilities, beginning of period	$443	$398
Decrease due to recognition of revenues for goods and services	(130)	(104)
Increase due to goods and services transferred over time	46	201
Total contract liabilities, end of period	$359	$495

Pre-operating costs—In the three and six months ended June 30, 2025, we recognized pre-operating costs of $42 million and $79 million, respectively, recorded in operating and maintenance costs.  In the three and six months ended June 30, 2024, we recognized pre-operating costs of $28 million and $48 million, respectively, recorded in operating and maintenance costs.  At June 30, 2025 and December 31, 2024, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $208 million and $224 million, respectively, recorded in other assets.

Note 5—Long-Lived Assets

Acquisition—In June 2024, we acquired the outstanding 67.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), the Cayman Islands company that owned the harsh environment floater Transocean Norge, in exchange for noncash consideration with an aggregate fair value of $431 million, including 55.5 million Transocean Ltd. shares and $130 million aggregate principal amount of 8.00% senior notes due February 2027 (the “8.00% Senior Notes”).  As a result, Orion became our wholly owned subsidiary.  The acquisition included $517 million of property and equipment associated with Transocean Norge, together with $5 million of cash and cash equivalents and $4 million of accounts receivable from us.  We recorded the transaction using the asset acquisition method of accounting.  See Note 6—Debt and Note 10—Equity.

Held-for-sale asset impairments—In June 2025, we announced our intent to dispose of the ultra-deepwater floaters Discoverer Luanda and GSF Development Driller I and their related assets.  Together with the incremental impairment of Development Driller III and Discoverer Inspiration and their related assets, which were previously classified as held for sale, in the three and six months ended June 30, 2025, we recognized an aggregate loss of $1.14 billion ($1.13 billion, or $1.27 per diluted share, net of tax) associated with the impairment of Development Driller III, Discoverer Inspiration, Discoverer Luanda and GSF Development Driller I, together with related assets.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts or indicative market values for sale of the rigs and related assets for recycling.

Held-for-sale assets—At June 30, 2025, the aggregate carrying amount of our assets held for sale, including Development Driller III, Discoverer Inspiration, Discoverer Luanda and GSF Development Driller I, together with related assets, was $43 million.  At December 31, 2024, the aggregate carrying amount of our assets held for sale, including Development Driller III and Discoverer Inspiration, together with related assets, was $343 million.

Disposals—In July 2025, we completed the sale of Discoverer Luanda and GSF Development Driller I, together with related assets, for aggregate net cash proceeds of $26 million.  In February 2024, we completed the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets, for aggregate net cash proceeds of $49 million, including $6 million received as a deposit in the year ended December 31, 2023.  In the six months ended June 30, 2025 and 2024, we received aggregate net cash proceeds of $10 million and $3 million, respectively, and recognized an aggregate net gain of $9 million and aggregate net loss of $6 million, respectively, associated with the disposal of assets unrelated to rig sales.

Note 6—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including a bifurcated compound exchange feature and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	$184	$234	$182	$227
6.875% Senior Secured Notes due February 2027	289	330	287	328
8.00% Senior Notes due February 2027	655	655	654	653
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	269	329	256	310
8.375% Senior Secured Notes due February 2028	475	525	469	518
7.00% Notes due June 2028	261	261	263	263
8.00% Senior Secured Notes due September 2028	265	295	262	292
8.25% Senior Notes due May 2029	900	900	888	887
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	259	259	229	286
8.75% Senior Secured Notes due February 2030	940	999	924	981
7.50% Notes due April 2031	396	396	395	395
8.50% Senior Notes due May 2031	900	900	887	886
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	6,654	6,944	6,551	6,881

Less debt due within one year
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	184	234	182	227
6.875% Senior Secured Notes due February 2027	83	83	82	82
4.50% Shipyard Loans due September 2027	120	120	110	108
8.375% Senior Secured Notes due February 2028	117	100	115	97
8.00% Senior Secured Notes due September 2028	65	60	64	59
8.75% Senior Secured Notes due February 2030	117	117	113	113
Total debt due within one year	686	714	666	686
Total long-term debt	$5,968	$6,230	$5,885	$6,195

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At June 30, 2025, scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending June 30,
2026	$686
2027	1,402
2028	607
2029	1,147
2030	729
Thereafter	2,083
Total principal amount of debt	6,654
Total unamortized debt-related balances, net	(174)
Bifurcated compound exchange feature, at estimated fair value	71
Total carrying amount of debt	$6,551

Credit agreement

Secured Credit Facility—We have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which has a borrowing capacity of $510 million through its maturity on June 22, 2028.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  At June 30, 2025, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At June 30, 2025, we had no borrowings outstanding, $23 million of letters of credit issued, and we had $487 million of available borrowing capacity under the Secured Credit Facility.

Exchangeable bonds

Exchange terms—At June 30, 2025, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.4762	$5.25	35
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	290.6618	$3.44	75

The exchange rates presented above are subject to adjustment upon the occurrence of certain events.  The 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Exchangeable Bonds”) may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  The 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”) may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Effective interest rates and fair values—At June 30, 2025, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	$184
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	$281

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Contractual interest	$6	$5	$11	$10
Amortization	5	5	11	10
Gain on adjustment to bifurcated compound exchange feature	(29)	(69)	(65)	(79)
Total	$(18)	$(59)	$(43)	$(59)

The indenture governing the 4.625% Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented above, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature is not considered indexed to our stock and, therefore, must be bifurcated from the host debt instrument.  Accordingly, we recognize changes to the liability for the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.  At June 30, 2025 and December 31, 2024, the carrying amount of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, was $71 million and $136 million, respectively.

Exchanges—In June 2025, we entered into separate, individually negotiated agreements (as amended thereafter, the “Exchange Agreements”) with certain holders of the 4.00% Exchangeable Bonds, pursuant to which the holders agreed to exchange up to $157 million aggregate principal amount of such bonds for a specified period beginning June 20, 2025.  These exchange transactions were subject to specified limit prices, whereby the daily exchange transactions ceased in the event that, and for so long as, the trading price of Transocean Ltd. shares declined below such limit prices.  In the three and six months ended June 30, 2025, the holders exchanged $50 million aggregate principal amount of 4.00% Exchangeable Bonds under the terms of the Exchange Agreements and received an aggregate 18.6 million Transocean Ltd. shares, which included an aggregate 9.2 million shares incremental to the number of shares issuable pursuant to the governing indenture based upon the principal amount exchanged.  Accordingly, in the three and six months ended June 30, 2025, we recognized a loss of $24 million, recorded in other, net, associated with these transactions.  In July 2025, the holders exchanged $107 million aggregate principal amount of 4.00% Exchangeable Bonds under the terms of the Exchange Agreements and received an aggregate 40.8 million Transocean Ltd. shares, which included an aggregate 20.4 million shares incremental to the number of shares issuable pursuant to the governing indenture based upon the principal amount exchanged.  In the three months ending September 30, 2025, we expect to recognize a loss of $56 million associated with these transactions.

Debt issuance

Senior notes—In April 2024, we issued $900 million aggregate principal amount of 8.25% senior notes due May 2029 and $900 million aggregate principal amount of 8.50% senior notes due May 2031, and we received $1.77 billion aggregate cash proceeds, net of issue costs.

In June 2024, as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion, we issued $130 million aggregate principal amount of 8.00% Senior Notes with an equivalent aggregate fair value as additional debt securities under the indenture governing such notes.  See Note 5—Long-Lived Assets and Note 10—Equity.

Early debt retirement

Tendered and redeemed notes—During the six months ended June 30, 2024, we retired certain notes, for which the aggregate principal amounts, cash payments and recognized gain or loss were as follows (in millions):

	Six months ended June 30, 2024
	Tendered	Redeemed	Total
7.25% Senior Notes due November 2025	$249	$105	$354
7.50% Senior Notes due January 2026	—	569	569
11.50% Senior Guaranteed Notes due January 2027	596	—	596
8.00% Senior Notes due February 2027	—	87	87
Aggregate principal amount of debt retired	$845	$761	$1,606

Aggregate cash payment	$886	$763	$1,649
Aggregate net gain (loss)	$144	$(4)	$140

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 7—Income Taxes

Tax provision and rate—In the six months ended June 30, 2025 and 2024, our effective tax rate was 10.3 percent and 57.8 percent, respectively, based on loss before income tax benefit.  In the six months ended June 30, 2025 and 2024, the effect of various discrete period tax items was a net tax benefit of $189 million and $128 million, respectively.  In the six months ended June 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances and rig-basis changes related to impairment.  In the six months ended June 30, 2024, such discrete items included changes to deferred taxes due to rig ownership changes, rig movement and contract expirations across multiple jurisdictions.  In the six months ended June 30, 2025 and 2024, our effective tax rate, excluding discrete items, was 268.9 percent and (179.3) percent, respectively, based on income or loss before income tax expense.

In the six months ended June 30, 2025, we recognized a net tax benefit of $169 million, primarily resulting from a release of an uncertain tax position.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of June 30, 2025, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 511 million, equivalent to $94 million, and indirect tax of BRL 93 million, equivalent to $17 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 8—Loss Per Share

The computations of basic and diluted loss per share were as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(938)	$(123)	$(1,017)	$(25)

Denominator for loss per share, basic and diluted
Weighted-average shares for per share calculation	888	824	885	821

Loss per share, basic and diluted	$(1.06)	$(0.15)	$(1.15)	$(0.03)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Exchangeable bonds	119	120	119	120
Share-based awards	17	11	17	12
Warrants (a)	—	8	—	8
(a)	For the three and six months ended June 30, 2025, the warrants were antidilutive since the average price for our shares was less than the exercise price for the warrants.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Contingencies

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  As of June 30, 2025, three plaintiffs have claims pending in Louisiana and 28 plaintiffs in the aggregate have claims pending in Illinois, Missouri and California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes, alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2025, the subsidiary was a defendant in approximately 373 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  We have a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers.  Overall, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 10—Equity

Share issuance—In June 2025, we issued 18.6 million Transocean Ltd. shares with an aggregate fair value of $49 million to certain holders of the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements.  In July 2025, we issued 40.8 million Transocean Ltd. shares with an aggregate fair value of $111 million to certain holders of the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements.  See Note 6—Debt.

In June 2024, we issued 55.5 million Transocean Ltd. shares with an aggregate fair value of $297 million as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion.  See Note 5—Long-Lived Assets and Note 6—Debt.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$377	$377	$560	$560
Restricted cash and cash equivalents	395	395	381	381
Total debt	6,551	6,239	6,881	6,888

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
◾changes in political, social and economic conditions, including the effects of political and military disputes;
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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 29, 2025, we owned or had partial ownership interests in and operated 32 mobile offshore drilling units, consisting of 24 ultra-deepwater floaters and eight harsh environment floaters.

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

Significant Events

Held-for-sale asset impairments—In the three and six months ended June 30, 2025, we recognized an aggregate loss of $1.14 billion ($1.13 billion, or $1.27 per diluted share, net of tax), associated with the impairment of two ultra-deepwater floaters, together with related assets, which we determined were impaired at the time we classified the assets as held for sale and two ultra-deepwater floaters, together with related assets, which were previously classified as held for sale and we determined were further impaired.  See “—Operating Results.”

Disposal of assets—In July 2025, we completed the sale of Discoverer Luanda and GSF Development Driller I, together with related assets, for aggregate net cash proceeds of $26 million.  See “—Liquidity and Capital Resources.”

Debt exchanges—In June 2025, we entered into separate, individually negotiated agreements (as amended thereafter, the “Exchange Agreements”) with certain holders of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Exchangeable Bonds”), pursuant to which the holders agreed to exchange up to $157 million aggregate principal amount of such bonds.  In June and July 2025, holders exchanged $157 million aggregate principal amount of 4.00% Exchangeable Bonds under the terms of the Exchange Agreements and received an aggregate 59.4 million Transocean Ltd. shares.  See “—Operating Results” and “—Liquidity and Capital Resources.”

Outlook

Drilling market—Our industry outlook remains positive, informed by numerous long-term forecasts that indicate hydrocarbons will continue to be a critical source of energy for the foreseeable future, despite the significant relative growth in alternative energy technologies.  Economic forecasts also project that many countries that are not members of the Organization for Economic Co-operation and Development will continue to experience rapid population growth and improving standards of living, which, with the addition of energy intensive new technologies, such as artificial intelligence, will compound the increase in energy demand well into the future.  As a result, governments globally are rapidly revising their energy strategies to emphasize and secure expanded sources of energy rather than transitioning away from fossil fuels.  These actions reflect a distinct trend that acknowledges the continuing need for accessible, reliable, cost-effective and transportable energy.  We expect that this trend will continue and contribute to robust, long-term demand for oil and gas.

In addition to steadily increasing demand, the existing supply of oil and gas is depleting more rapidly than forecasted and requires replenishment.  This is the result of the significant underinvestment in new exploration and field development projects by oil and gas producers over the last several years.  We believe the combination of greater energy demand and the accelerating decline of existing reserves will result in oil and gas producers focusing on materially increasing their investment in exploration and development activities offshore, including in harsh environment and deepwater market sectors.

We expect the price of oil will continue to exhibit volatility in response to numerous factors, including uncertainty about future output from the major oil and gas producing countries, geopolitical events, governmental economic policies and regulations, and global economic growth.  Nevertheless, we expect project economics to remain at levels that are solidly supportive of investment in deepwater and harsh environment exploration and development projects.  This is due, in part, to the favorable economic returns generated by deepwater and harsh environment fields, which have sizable and sustainable production volumes with relatively lower carbon intensity compared to other sources of hydrocarbons.  Given this, we expect a significant portion of the spending in fossil fuel development will continue to be allocated to deepwater and harsh environment projects.

We believe that the marketable supply of and demand for ultra-deepwater and harsh environment rigs will remain balanced with respect to the high-specification rigs preferred by many of our customers for their projects.  We currently expect some increased pressure on rig utilization into 2026 for various reasons, including operators’ strategic decisions that impact project-specific timelines.  This utilization pressure could continue to result in the scrapping of less competitive assets.

While the long-term outlook for offshore drilling activity remains robust in every major deepwater geographic sector, our customers continue to be disciplined in their investment of capital.  As anticipated, tendering activity and contract awards have improved in the second quarter of 2025, and additional contracts are expected to be awarded in late 2025 or early 2026 for work commencing in late 2026 or 2027.

We currently anticipate demand to begin to accelerate in Norway, the largest region for harsh environment rigs, in late 2026 and extend through the end of the decade.  Several of the high-specification semisubmersible rigs that departed the region to work in other emerging harsh environment regions may ultimately return to fulfill the anticipated increase in demand in Norway.  Current contract durations, including subsequent extensions applicable to most of these rigs, along with other factors affecting supply and demand for drilling rigs referenced above, are likely to continue to have a favorable influence on contracting activities.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of July 16, 2025, the uncommitted fleet rates for the remainder of 2025 and each of the four years in the period ending December 31, 2029 were as follows:

	2025	2026	2027	2028	2029
Uncommitted fleet rate
Ultra-deepwater floaters	33%	47%	66%	87%	95%
Harsh environment floaters	12%	21%	79%	100%	100%

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

	July 16,	April 16,	February 12,
	2025	2025	2025

	(in millions)
Contract backlog
Ultra-deepwater floaters	$5,468	$6,040	$6,363
Harsh environment floaters	1,758	1,886	1,965
Total contract backlog	$7,226	$7,926	$8,328

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

	Three months ended
	June 30,	March 31,	June 30,
	2025	2025	2024
Average daily revenue
Ultra-deepwater floaters	$457,200	$443,600	$433,900
Harsh environment floaters	$462,400	$443,600	$449,600
Total fleet average daily revenue	$458,600	$443,600	$438,300

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

	Three months ended
	June 30,	March 31,	June 30,
	2025	2025	2024
Revenue efficiency
Ultra-deepwater floaters	96.7%	94.3%	96.5%
Harsh environment floaters	96.3%	99.3%	98.1%
Total fleet average revenue efficiency	96.6%	95.5%	96.9%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2025	2025	2024
Rig utilization
Ultra-deepwater floaters	64.7%	61.5%	53.5%
Harsh environment floaters	75.3%	69.5%	73.0%
Total fleet average rig utilization	67.3%	63.4%	57.8%

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

Operating Results

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2025	2024	Change	% Change

	(In millions, except day amounts and percentages)
Operating days	2,040	1,890	150	8%
Average daily revenue	$458,600	$438,300	$20,300	5%
Revenue efficiency	96.6%	96.9%
Rig utilization	67.3%	57.8%

Contract drilling revenues	$988	$861	$127	15%

Operating and maintenance expense	(599)	(534)	(65)	(12)%
Depreciation and amortization expense	(175)	(184)	9	5%
General and administrative expense	(49)	(59)	10	17%
Loss on impairment of assets	(1,136)	(143)	(993)	nm
Gain on disposal of assets, net	7	—	7	nm
Operating loss	(964)	(59)	(905)	nm

Other income (expense), net
Interest income	10	14	(4)	(29)%
Interest expense, net of amounts capitalized	(112)	(74)	(38)	(51)%
Gain on retirement of debt	—	140	(140)	nm
Other, net	(27)	12	(39)	nm
Income (loss) before income tax (expense) benefit	(1,093)	33	(1,126)	nm
Income tax (expense) benefit	155	(156)	311	nm
Net loss	$(938)	$(123)	$(815)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following: (a) approximately $40 million resulting from increased activity for the operations of the newbuild ultra-deepwater floater Deepwater Aquila, (b) approximately $35 million resulting from higher average daily revenues, (c) approximately $25 million resulting from increased utilization, (d) approximately $20 million resulting from increased reimbursement revenues and (e) approximately $5 million resulting from improved revenue efficiency for the remaining fleet.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following: (a) approximately $40 million resulting from increased activity for the operations of our active fleet, (b) approximately $20 million resulting from increased reimbursable costs, (c) approximately $15 million resulting from the operations of our newbuild Deepwater Aquila and (d) approximately $10 million resulting from the effect of inflation on personnel and other operating costs.  These increases were partially offset by the following: (a) approximately $10 million resulting from rigs classified as held for sale and (b) approximately $5 million resulting from costs associated with the early retirement of certain personnel in the three months ended June 30, 2024.

Depreciation and amortization expense decreased for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to (a) $19 million resulting from rigs sold or classified as held for sale, partially offset by (b) $11 million resulting from one acquired harsh environment floater, one newbuild ultra-deepwater floater and other equipment placed into service.

General and administrative costs and expenses decreased for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to (a) approximately $5 million resulting from decreased legal and professional fees and (b) approximately $4 million resulting from decreased personnel costs, primarily associated with the early retirement of certain personnel in the earlier year.

Impairment or disposal of assets—In the three months ended June 30, 2025, we recognized a loss on impairment of our held-for-sale assets, including the ultra-deepwater floaters Development Driller III, Discoverer Inspiration, Discoverer Luanda and GSF Development Driller I, together with related assets.  In the three months ended June 30, 2024, we recognized a loss on impairment of our held-for-sale assets, including the ultra-deepwater floater Deepwater Nautilus and related assets.

In the three months ended June 30, 2025, we recognized an aggregate net gain on disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following: (a) $40 million increased interest resulting from changes to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”), (b) $9 million increased interest resulting from debt issued in the earlier year and (c) $8 million increased interest resulting from interest costs capitalized for our newbuild construction program completed in the earlier year, partially offset by (d) $14 million decreased interest resulting from debt repaid as scheduled or early retired.

In the three months ended June 30, 2024, we recognized a net gain on retirement of debt as follows: (a) an aggregate net gain of $144 million resulting from retirement of notes validly tendered in the tender offers completed in the period, partially offset by (b) an aggregate net loss of $4 million associated with the redemption and early retirement of $761 million aggregate principal amount of our debt securities.

Other expense, net, increased in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following: (a) a loss of $24 million associated with the issuance of additional Transocean Ltd. shares to certain holders of 4.00% Exchangeable Bonds in the current-year period pursuant to the Exchange Agreements, (b) a net increased loss of $10 million related to currency exchange rate changes and (c) decreased income of $4 million related to the non-service components of net periodic benefit income.

Income tax expense or benefit—In the three months ended June 30, 2025 and 2024, our effective tax rate was 14.2 percent and 474.5 percent, respectively, based on income or loss before income tax expense or benefit.  In the three months ended June 30, 2025 and 2024, the effect of various discrete period tax items was a net tax benefit of $203 million and $7 million, respectively.  In the three months ended June 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances and rig-basis changes related to impairment.  In the three months ended June 30, 2024, such discrete items included changes to deferred taxes due to a loss on the impairment of assets.  In the three months ended June 30, 2025 and 2024, our effective tax rate, excluding discrete items, was 70.0 percent and 416.3 percent, respectively, based on income before income tax expense.

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

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2025	2024	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	3,980	3,675	305	8%
Average daily revenue	$451,300	$423,700	$27,600	7%
Revenue efficiency	96.1%	95.0%
Rig utilization	65.3%	55.8%

Contract drilling revenues	$1,894	$1,624	$270	17%

Operating and maintenance expense	(1,217)	(1,057)	(160)	(15)%
Depreciation and amortization expense	(351)	(369)	18	5%
General and administrative expense	(99)	(111)	12	11%
Loss on impairment of assets	(1,136)	(143)	(993)	nm
Gain (loss) on disposal of assets, net	9	(6)	15	nm
Operating loss	(900)	(62)	(838)	nm

Other income (expense), net
Interest income	18	29	(11)	(38)%
Interest expense, net of amounts capitalized	(228)	(191)	(37)	(19)%
Gain on retirement of debt	—	140	(140)	nm
Other, net	(23)	24	(47)	nm
Loss before income tax benefit	(1,133)	(60)	(1,073)	nm
Income tax benefit	116	35	81	nm
Net loss	$(1,017)	$(25)	$(992)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following: (a) approximately $85 million resulting from increased utilization, (b) approximately $70 million resulting from increased activity for the operations of the newbuild Deepwater Aquila, (c) approximately

$60 million resulting from higher average daily revenues, (d) approximately $35 million resulting from increased revenue efficiency for the fleet and (e) approximately $25 million resulting from increased reimbursement revenues.  These increases were partially offset by approximately $10 million resulting from one less calendar day in the six months ended June 30, 2025.

Costs and expenses—Operating and maintenance costs and expenses increased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following: (a) approximately $80 million resulting from increased activity for the operations of our active fleet, (b) approximately $35 million resulting from the operations of our newbuild Deepwater Aquila, (c) a non-cash loss of $34 million in the current period resulting from an unfavorable legal outcome, (d) approximately $25 million resulting from increased reimbursable costs and (e) approximately $20 million resulting from the effect of inflation on personnel and other operating costs.  These increases were partially offset by the following: (a) approximately $25 million resulting from rigs classified as held for sale or sold, (b) approximately $10 million resulting from favorable currency exchange rates and (c) approximately $5 million resulting from costs associated with the early retirement of certain personnel in the six months ended June 30, 2024.

Depreciation and amortization expense decreased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to (a) $34 million resulting from rigs sold or classified as held for sale and (b) $5 million resulting from assets that had reached the end of their useful lives or had been retired, partially offset by (c) $23 million resulting from one acquired harsh environment floater, one newbuild ultra-deepwater floater and other equipment placed into service.

General and administrative costs and expenses decreased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to approximately $7 million resulting from decreased personnel costs, primarily associated with the early retirement of certain personnel in the earlier year.

Impairment or disposal of assets—In the six months ended June 30, 2025, we recognized a loss on impairment of our held-for-sale assets, including Development Driller III, Discoverer Inspiration, Discoverer Luanda and GSF Development Driller I, together with related assets.  In the six months ended June 30, 2024, we recognized a loss on impairment of our held-for-sale assets, including Deepwater Nautilus and related assets.

In the six months ended June 30, 2025 and 2024, we recognized an aggregate net gain or loss on disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, increased in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following: (a) $49 million increased interest resulting from debt issued in the earlier year, (b) $15 million increased interest resulting from interest costs capitalized for our newbuild construction program completed in the earlier year and (c) $14 million increased interest resulting from changes to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% Exchangeable Bonds, partially offset by (d) $42 million decreased interest resulting from debt repaid as scheduled or early retired.

In the six months ended June 30, 2024, we recognized a net gain on retirement of debt as follows: (a) an aggregate net gain of $144 million resulting from retirement of notes validly tendered in the tender offers completed in the period, partially offset by (b) an aggregate net loss of $4 million associated with the redemption and early retirement of $761 million aggregate principal amount of our debt securities.

Other expense, net, increased in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following: (a) a loss of $24 million associated with the issuance of additional Transocean Ltd. shares to certain holders of 4.00% Exchangeable Bonds in the current-year period pursuant to the Exchange Agreements, (b) a net increased loss of $19 million related to currency exchange rate changes and (c) decreased income of $9 million related to the non-service components of net periodic benefit income, partially offset by (d) increased income of $5 million associated with our dual-activity patent.

Income tax expense or benefit—In the six months ended June 30, 2025 and 2024, our effective tax rate was 10.3 percent and 57.8 percent, respectively, based on loss before income tax benefit.  In the six months ended June 30, 2025 and 2024, the effect of various discrete period tax items was a net tax benefit of $189 million and $128 million, respectively.  In the six months ended June 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances and rig-basis changes related to impairment.  In the six months ended June 30, 2024, such discrete items included changes to deferred taxes due to rig ownership changes, rig movement and contract expirations across multiple jurisdictions.  In the six months ended June 30, 2025 and 2024, our effective tax rate, excluding discrete items, was 268.9 percent and (179.3) percent, respectively, based on income or loss before income tax expense.

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

Liquidity and Capital Resources

Sources and uses of cash

In the six months ended June 30, 2025, our primary source of cash was net cash provided by operating activities.  Our primary uses of cash were debt repayments and capital expenditures.

	Six months ended
	June 30,
	2025	2024	Change

	(in millions)
Cash flows from operating activities
Net loss	$(1,017)	$(25)	$(992)
Non-cash items, net	1,328	293	1,035
Changes in operating assets and liabilities, net	(157)	(221)	64
	$154	$47	$107

Net cash provided by operating activities increased primarily due to (a) increased cash received from customers, partially offset by (b) increased cash paid for interest.

	Six months ended
	June 30,
	2025	2024	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(84)	$(167)	$83
Investment in loan to unconsolidated affiliate	—	(3)	3
Proceeds from disposal of assets, net of costs to sell	10	51	(41)
Proceeds from disposal of investment in unconsolidated affiliate	4	—	4
Cash acquired in acquisition of unconsolidated affiliate	—	5	(5)
	$(70)	$(114)	$44

Net cash used in investing activities decreased primarily due to (a) reduced capital expenditures, resulting principally from the completion of our newbuild construction program in the earlier year, partially offset by (b) reduced proceeds from disposal of assets.

	Six months ended
	June 30,
	2025	2024	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(240)	$(1,815)	$1,575
Proceeds from issuance of debt, net of issue costs	—	1,767	(1,767)
Other, net	(13)	(5)	(8)
	$(253)	$(53)	$(200)

Net cash used in financing activities increased primarily due to (a) net cash proceeds from the issuance of $900 million aggregate principal amount of 8.25% senior notes due May 2029 and $900 million aggregate principal amount of 8.50% senior secured notes due May 2031 in the earlier year with no comparable activity in the current-year period, partially offset by (b) decreased cash used to repay debt, resulting principally from the early retirement of $1.61 billion aggregate principal amount of certain of our debt securities in the prior-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities, or other debt-related deposits or reservations of unrestricted cash.  At June 30, 2025, we had $377 million in unrestricted cash and cash equivalents and $395 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

We have a Secured Credit Facility that provides us with a borrowing capacity of $510 million through its maturity on June 22, 2028.  Our Secured Credit Facility, which is secured by, among other things, a lien on eight of our ultra-deepwater floaters and two of our harsh environment floaters, contains certain restrictive covenants, including a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0 and a minimum liquidity requirement of $200 million, among others.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, us to pay dividends and repurchase our shares.  For more information about our Secured Credit Facility and our outstanding debt instruments, see Notes to Condensed Consolidated Financial Statements—Note 6—Debt.

Although we currently anticipate relying on these sources of liquidity, including cash flows from operating activities and borrowings under our Secured Credit Facility, among others, we may in the future consider establishing additional financing arrangements with banks or other capital providers, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  Our secured indentures include collateral rig leverage ratios, and during periods, such as in the three months ended March 31, 2025, when certain of these rigs have experienced reduced levels of operating efficiency or utilization, we have deposited unrestricted cash into the applicable debt service reserve account to maintain compliance with the applicable covenant.  We may in the future deposit a portion of our unrestricted cash or, in lieu thereof, take other actions, including seeking covenant relief or other consents of holders of certain of our secured debt, as applicable.

Debt and equity markets—From time to time, we seek to access the capital markets, including with respect to potential liability management transactions.  For example, we have completed multiple debt and equity transactions, including tender offers, redemptions, exchanges and retirement of existing debt, in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity position.  Subject to then-existing market conditions and our expected liquidity needs, among other factors, we may use existing unrestricted cash balances, cash flows from operating activities, or proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging any of our debt, equity or equity-linked securities in the open market, in privately negotiated transactions, or through tender or exchange offers, or by redeeming any of our outstanding debt securities pursuant to the terms of the applicable governing document, if applicable.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.  For more information about our debt and equity transactions, see Notes to Condensed Consolidated Financial Statements—Note 6—Debt and Note 10—Equity.

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

From time to time, we may review the possible disposition of certain drilling assets.  As of June 30, 2025, we have classified as held for sale four ultra-deepwater floaters, together with related assets.  We have committed to sell these drilling units for recycling, and considering market conditions, we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Condensed Consolidated Financial Statements—Note 5—Long-Lived Assets.

Contractual obligations and other commercial commitments—As of June 30, 2025, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024.  For additional information about our debt obligations and scheduled maturities, see Notes to Condensed Consolidated Financial Statements—Note 6—Debt.

Critical Accounting Policies and Estimates

As of June 30, 2025, there have been no material changes to the critical accounting policies and estimates that we use as a basis for applying judgments, assumptions and estimates to prepare our condensed consolidated financial statements, as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2024.

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

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of June 30, 2025 (in millions, except interest rate percentages):

	Twelve months ending June 30,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$686	$1,402	$607	$1,147	$729	$2,083	$6,654	$6,239
Average interest rate	6.37%	7.55%	7.82%	8.27%	7.28%	7.88%

At June 30, 2025 and December 31, 2024, the fair value of our outstanding debt was $6.24 billion and $6.89 billion, respectively.  During the six months ended June 30, 2025, the fair value of our debt decreased by $649 million due to the following: (a) a net decrease of $354 million resulting from changes in the market prices of our outstanding debt, (b) a decrease of $242 million resulting from scheduled repayments and (c) a decrease of $53 million due to principal reduction of the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of June 30, 2025, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc. (“TODDI”), our wholly owned subsidiary, received a letter from the United States (“U.S.”). Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National Pollutant Discharge Elimination System permit for the western Gulf of America (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S. Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to administrative monitoring and reporting obligations.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we initiated settlement discussions with the DOJ, which concluded with the execution of a civil consent decree by and between the DOJ, EPA, and TODDI, effective January 3, 2024 (the “Consent Decree”), that resolved the claims of the DOJ based upon the alleged violations of our Permit and the CWA.  Pursuant to the Consent Decree, we agreed to pay an immaterial monetary civil penalty, and we further agreed (i) to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance, including implementing certain procedures and submitting reports and other information, in each case according to the timelines and as described in the Consent Decree, (ii) to appoint an independent auditor to review, audit and report on our compliance with certain of our obligations thereunder, and (iii) to certain non-exclusive stipulated monetary penalties if we fail to comply with applicable provisions of the Consent Decree.  We may request termination of the Consent Decree after we have (x) completed timely the civil penalty payment and any accrued stipulated penalty requirements of the Consent Decree, and (y) maintained continuous satisfactory compliance with the Consent Decree for at least three years.  We do not believe that the enforcement of the Consent Decree would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
April 2025	—	$—	—	$4,089
May 2025	—	—	—	4,089
June 2025	—	—	—	4,089
Total	—	$—	—	$4,089
(a)In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  At June 30, 2025, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $4.09 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2025, no director or officer of Transocean adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 3, 2025
3.2	Organizational Regulations of Transocean Ltd., amended effective as of May 30, 2025	Exhibit 3.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 3, 2025
10.1	Amended and Restated Transocean Ltd. 2015 Long-Term Incentive Plan	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 3, 2025
10.2	Employment Agreement with Keelan I. Adamson dated April 29, 2025	Exhibit 10.3 to Transocean Ltd.’s Current Report on Form 10-Q (Commission File No. 001-38373) filed on April 29, 2025
10.3	Employment Agreement with Jeremy D. Thigpen dated April 29, 2025	Exhibit 10.4 to Transocean Ltd.’s Current Report on Form 10-Q (Commission File No. 001-38373) filed on April 29, 2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024; (ii) our condensed consolidated statements of comprehensive loss for the three and six months ended June 30 2025 and 2024; (iii) our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024; (iv) our condensed consolidated statements of equity for the three and six months ended June 30, 2025 and 2024; (v) our condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 5, 2025.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jason Pack
Jason Pack
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)