Form 10-Q
period 2025-09-30
Transocean Ltd.
filed 2025-10-30
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 23, 2025, 1,101,441,205 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Contract drilling revenues	$1,028	$948	$2,922	$2,572

Costs and expenses
Operating and maintenance	584	563	1,801	1,620
Depreciation and amortization	161	190	512	559
General and administrative	46	47	145	158
	791	800	2,458	2,337

Loss on impairment of assets	(1,913)	(629)	(3,049)	(772)
Gain (loss) on disposal of assets, net	(1)	(4)	8	(10)
Operating loss	(1,677)	(485)	(2,577)	(547)

Other income (expense), net
Interest income	12	11	30	40
Interest expense, net of amounts capitalized	(154)	(80)	(382)	(271)
Gain on retirement of debt	—	21	—	161
Other, net	(78)	8	(101)	32
	(220)	(40)	(453)	(38)

Loss before income tax expense (benefit)	(1,897)	(525)	(3,030)	(585)
Income tax expense (benefit)	26	(31)	(90)	(66)

Net loss	(1,923)	(494)	(2,940)	(519)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(1,923)	$(494)	$(2,940)	$(519)

Loss per share
Basic	$(2.00)	$(0.56)	$(3.23)	$(0.62)
Diluted	$(2.00)	$(0.58)	$(3.23)	$(0.65)

Weighted-average shares outstanding
Basic	961	879	911	840
Diluted	961	954	911	915

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net loss	$(1,923)	$(494)	$(2,940)	$(519)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	(1,923)	(494)	(2,940)	(519)

Components of net periodic benefit costs before reclassifications	(3)	—	(6)	(4)
Components of net periodic benefit costs reclassified to net loss	1	1	1	2
Other comprehensive income (loss) before income taxes	(2)	1	(5)	(2)
Income taxes related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss)	(2)	1	(5)	(2)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	(2)	1	(5)	(2)

Total comprehensive loss	(1,925)	(493)	(2,945)	(521)
Total comprehensive income attributable to noncontrolling interest	—	—	—	—
Total comprehensive loss attributable to controlling interest	$(1,925)	$(493)	$(2,945)	$(521)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$833	$560
Accounts receivable, net of allowance of $2 at September 30, 2025 and December 31, 2024	574	564
Materials and supplies, net of allowance of $138 and $178 at September 30, 2025 and December 31, 2024, respectively	382	439
Assets held for sale	48	343
Restricted cash and cash equivalents	417	381
Other current assets	163	165
Total current assets	2,417	2,452

Property and equipment	17,428	22,417
Less accumulated depreciation	(4,740)	(6,586)
Property and equipment, net	12,688	15,831

Deferred tax assets, net	95	45
Other assets	974	1,043
Total assets	$16,174	$19,371

Liabilities and equity
Accounts payable	$232	$255
Accrued income taxes	5	31
Debt due within one year	1,372	686
Other current liabilities	626	691
Total current liabilities	2,235	1,663

Long-term debt	4,849	6,195
Deferred tax liabilities, net	403	499
Other long-term liabilities	609	729
Total long-term liabilities	5,861	7,423

Commitments and contingencies

Shares, $0.10 par value, 1,204,009,681 authorized, 141,262,093 conditionally authorized, 1,204,009,681 issued and 1,100,992,035 outstanding at September 30, 2025, and 1,057,879,029 authorized, 141,262,093 conditionally
authorized, 940,828,901 issued and 875,830,772 outstanding at December 31, 2024	110	87
Additional paid-in capital	15,596	14,880
Accumulated deficit	(7,485)	(4,545)
Accumulated other comprehensive loss	(143)	(138)
Total controlling interest shareholders’ equity	8,078	10,284
Noncontrolling interest	—	1
Total equity	8,078	10,285
Total liabilities and equity	$16,174	$19,371

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Shares
Balance, beginning of period	$90	$87	$87	$81
Issuance of shares	20	—	23	6
Balance, end of period	$110	$87	$110	$87

Additional paid-in capital
Balance, beginning of period	$14,966	$14,859	$14,880	$14,544
Share-based compensation	10	12	26	38
Issuance of shares	620	—	690	289
Balance, end of period	$15,596	$14,871	$15,596	$14,871

Accumulated deficit
Balance, beginning of period	$(5,562)	$(4,058)	$(4,545)	$(4,033)
Net loss attributable to controlling interest	(1,923)	(494)	(2,940)	(519)
Balance, end of period	$(7,485)	$(4,552)	$(7,485)	$(4,552)

Accumulated other comprehensive loss
Balance, beginning of period	$(141)	$(180)	$(138)	$(177)
Other comprehensive income (loss) attributable to controlling interest	(2)	1	(5)	(2)
Balance, end of period	$(143)	$(179)	$(143)	$(179)

Total controlling interest shareholders’ equity
Balance, beginning of period	$9,353	$10,708	$10,284	$10,415
Total comprehensive loss attributable to controlling interest	(1,925)	(493)	(2,945)	(521)
Share-based compensation	10	12	26	38
Issuance of shares	640	—	713	295
Balance, end of period	$8,078	$10,227	$8,078	$10,227

Noncontrolling interest
Balance, beginning of period	$1	$1	$1	$1
Distribution to holder of noncontrolling interest	(1)	—	(1)	—
Balance, end of period	$—	$1	$—	$1

Total equity
Balance, beginning of period	$9,354	$10,709	$10,285	$10,416
Total comprehensive loss	(1,925)	(493)	(2,945)	(521)
Share-based compensation	10	12	26	38
Issuance of shares	640	—	713	295
Distribution to holder of noncontrolling interest	(1)	—	(1)	—
Balance, end of period	$8,078	$10,228	$8,078	$10,228

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,940)	$(519)
Adjustments to reconcile to net cash provided by operating activities:
Amortization of contract intangible asset	—	4
Depreciation and amortization	512	559
Share-based compensation expense	26	38
Loss on impairment of assets	3,049	772
(Gain) loss on disposal of assets, net	(8)	10
Amortization of debt-related balances, net	36	39
Gain on adjustment to bifurcated compound exchange feature	(51)	(153)
Gain on retirement of debt	—	(161)
Loss on conversion of debt to equity	99	—
Loss on impairment of investment in unconsolidated affiliate	—	5
Deferred income tax benefit	(146)	(91)
Other, net	13	(18)
Changes in deferred revenues, net	(136)	98
Changes in deferred costs, net	53	(26)
Changes in other operating assets and liabilities, net	(107)	(316)
Net cash provided by operating activities	400	241

Cash flows from investing activities
Capital expenditures	(95)	(225)
Investment in loan to unconsolidated affiliate	—	(3)
Proceeds from disposal of assets, net of costs to sell	44	99
Proceeds from disposal of equity investment in unconsolidated affiliate	4	—
Cash acquired in acquisition of unconsolidated affiliate	—	5
Net cash used in investing activities	(47)	(124)

Cash flows from financing activities
Repayments of debt	(450)	(2,073)
Proceeds from issuance of debt, net of issue costs	—	1,767
Proceeds from issuance of shares, net of issue costs	421	—
Other, net	(15)	(6)
Net cash used in financing activities	(44)	(312)

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	309	(195)
Unrestricted and restricted cash and cash equivalents, beginning of period	941	995
Unrestricted and restricted cash and cash equivalents, end of period	$1,250	$800

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of September 30, 2025, we owned or had partial ownership interests in and operated a fleet of 27 mobile offshore drilling units, consisting of 20 ultra-deepwater floaters and seven harsh environment floaters.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, included in our annual report on Form 10K filed on February 18, 2025.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 4—Revenues

Overview—For most of our contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of September 30, 2025, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through May 2030.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended September 30,						Nine months ended September 30,
	2025			2024			2025			2024
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$400	$—	$400	$395	$—	$395	$1,202	$—	$1,202	$1,171	$—	$1,171
Brazil	223	—	223	204	—	204	636	—	636	509	—	509
Norway	—	177	177	—	172	172	—	476	476	—	486	486
Other countries (a)	73	155	228	69	108	177	215	393	608	163	243	406
Total contract drilling revenues	$696	$332	$1,028	$668	$280	$948	$2,053	$869	$2,922	$1,843	$729	$2,572
(a)The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	September 30,	December 31
	2025	2024
Deferred contract revenues, recorded in other current liabilities	$197	$231
Deferred contract revenues, recorded in other long-term liabilities	110	212
Total contract liabilities	$307	$443

Significant changes in contract liabilities were as follows (in millions):

	Nine months ended September 30,
	2025	2024
Total contract liabilities, beginning of period	$443	$398
Decrease due to recognition of revenues for goods and services	(187)	(172)
Increase due to goods and services transferred over time	51	270
Total contract liabilities, end of period	$307	$496

Pre-operating costs—In the three and nine months ended September 30, 2025, we recognized pre-operating costs of $41 million and $120 million, respectively, recorded in operating and maintenance costs.  In the three and nine months ended September 30, 2024, we recognized pre-operating costs of $44 million and $92 million, respectively, recorded in operating and maintenance costs.  At September 30, 2025 and December 31, 2024, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $170 million and $224 million, respectively, recorded in other assets.

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

Held-for-sale asset impairments—In June 2025, we announced our intent to dispose of the ultra-deepwater floaters Discoverer Luanda and GSF Development Driller I together with related assets.  In August 2025, we announced our intent to dispose of the ultra-deepwater floaters Deepwater Champion, Discoverer Americas, Discoverer Clear Leader and Discoverer India and the harsh environment floater Henry Goodrich together with related assets.  In the three and nine months ended September 30, 2025, we recognized an aggregate loss of $1.91 billion ($1.91 billion, or $1.98 per diluted share, net of tax) and $3.05 billion ($3.04 billion, or $3.34 per diluted share, net of tax), respectively, associated with the impairment of the ultra-deepwater floaters Deepwater Champion, Development Driller III, Discoverer Americas, Discoverer Clear Leader, Discoverer India, Discoverer Inspiration, Discoverer Luanda, GSF Development Driller I and the harsh environment floater Henry Goodrich together with related assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

In the three and nine months ended September 30, 2024, we recognized a loss of $629 million ($617 million or $0.64 per diluted share, net of tax) and $772 million ($755 million or $0.82 per diluted share, net of tax), respectively, associated with the impairment of the ultra-deepwater floaters Deepwater Nautilus, Development Driller III and Discoverer Inspiration, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale.

We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts or indicative market values for the sale of the rigs and related assets for recycling or scrap.

Held-for-sale assets—At September 30, 2025, the aggregate carrying amount of our assets held for sale, including Deepwater Champion, Discoverer Americas, Discoverer Clear Leader, Discoverer India and Henry Goodrich, together with related assets, was $48 million.  At December 31, 2024, the aggregate carrying amount of our assets held for sale, including Development Driller III and Discoverer Inspiration, together with related assets, was $343 million.

Disposals—In the nine months ended September 30, 2025, we completed the sale of Development Driller III, Discoverer Inspiration, Discoverer Luanda and GSF Development Driller I, together with related assets, for aggregate net cash proceeds of $34 million.  In the nine months ended September 30, 2024, we completed the sale of the harsh environment floaters Deepwater Nautilus, Paul B. Loyd, Jr. and Transocean Leader, together with related assets, for aggregate net cash proceeds of $102 million, including $6 million received as a deposit in the year ended December 31, 2023.  In the nine months ended September 30, 2025 and 2024, we received aggregate net cash proceeds of $10 million and $3 million, respectively, and recognized an aggregate net gain of $8 million and aggregate net loss of $10 million, respectively, associated with the disposal of assets unrelated to rig sales.

Note 6—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including a bifurcated compound exchange feature and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	$37	$234	$37	$227
6.875% Senior Secured Notes due February 2027	248	330	247	328
8.00% Senior Notes due February 2027	655	655	654	653
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	239	329	229	310
8.375% Senior Secured Notes due February 2028	425	525	420	518
7.00% Notes due June 2028	261	261	263	263
8.00% Senior Secured Notes due September 2028	235	295	233	292
8.25% Senior Notes due May 2029	900	900	889	887
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	259	259	246	286
8.75% Senior Secured Notes due February 2030	881	999	866	981
7.50% Notes due April 2031	396	396	395	395
8.50% Senior Notes due May 2031	900	900	887	886
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	6,297	6,944	6,221	6,881

Less debt due within one year
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	37	234	37	227
6.875% Senior Secured Notes due February 2027	248	83	247	82
8.00% Senior Notes due February 2027	655	—	654	—
4.50% Shipyard Loans due September 2027	128	120	120	108
8.375% Senior Secured Notes due February 2028	135	100	132	97
8.00% Senior Secured Notes due September 2028	70	60	69	59
8.75% Senior Secured Notes due February 2030	117	117	113	113
Total debt due within one year	1,390	714	1,372	686
Total long-term debt	$4,907	$6,230	$4,849	$6,195

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At September 30, 2025, scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending September 30,
2026	$1,390
2027	473
2028	664
2029	1,276
2030	411
Thereafter	2,083
Total principal amount of debt	6,297
Total unamortized debt-related balances, net	(161)
Bifurcated compound exchange feature, at estimated fair value	85
Total carrying amount of debt	$6,221

Credit agreement

Secured Credit Facility—We have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which has a borrowing capacity of $510 million through its maturity on June 22, 2028.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  At September 30, 2025, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At September 30, 2025, we had no borrowings outstanding, $26 million of letters of credit issued, and we had $484 million of available borrowing capacity under the Secured Credit Facility.

Exchangeable bonds

Exchange terms—At September 30, 2025, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.4762	$5.25	7
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	290.6618	$3.44	75

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

Effective interest rates and fair values—At September 30, 2025, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	$38
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	$309

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Contractual interest	$3	$6	$14	$16
Amortization	4	5	15	15
(Gain) loss on adjustment to bifurcated compound exchange feature	14	(74)	(51)	(153)
Total	$21	$(63)	$(22)	$(122)

The indenture governing the 4.625% Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented above, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature is not considered indexed to our stock and, therefore, must be bifurcated from the host debt instrument.  Accordingly, we recognize changes to the liability for the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.  At September 30, 2025 and December 31, 2024, the carrying amount of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, was $85 million and $136 million, respectively.

Exchanges—In the nine months ended September 30, 2025, we entered into separate, individually negotiated agreements (as amended, the “Exchange Agreements”) with certain holders of the 4.00% Exchangeable Bonds, pursuant to which the holders agreed to exchange up to $196 million aggregate principal amount of such bonds for a specified period.  These exchange transactions were subject to specified limit prices, whereby the daily exchange transactions ceased in the event that, and for so long as, the trading price of Transocean Ltd. shares declined below such limit prices.  In the nine months ended September 30, 2025, the holders exchanged $196 million aggregate principal amount of 4.00% Exchangeable Bonds under the terms of the Exchange Agreements and received an aggregate 73.3 million Transocean Ltd. shares, which included an aggregate 35.9 million shares incremental to the number of shares issuable pursuant to the governing indenture based upon the principal amount exchanged.  Accordingly, in the three and nine months ended September 30, 2025, we recognized a loss of $75 million and $99 million, respectively, recorded in other, net, associated with these transactions.

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

Subsequent event—On October 15, 2025, we issued $500 million aggregate principal amount of 7.875% senior guaranteed notes due October 2032 (the “7.875% Senior Guaranteed Notes”) and received $492 million aggregate cash proceeds, net of issue costs.  The 7.875% Senior Guaranteed Notes are fully and unconditionally guaranteed on a senior unsecured basis by Transocean Ltd. and certain of our wholly owned subsidiaries.  Prior to October 15, 2028, we may redeem up to 40 percent of the aggregate principal amount of the 7.875% Senior Guaranteed Notes at a price equal to 107.875 percent, or we may redeem all or a portion at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium.  On or after October 15, 2028, we may redeem the notes at specified redemption prices.

Early debt retirement

Tendered and redeemed notes—In the nine months ended September 30, 2024, we retired certain notes, for which the aggregate principal amounts, cash payments and recognized gain or loss were as follows (in millions):

	Nine months ended September 30, 2024
	Tendered	Redeemed	Total
7.25% Senior Notes due November 2025	$249	$105	$354
7.50% Senior Notes due January 2026	—	569	569
11.50% Senior Guaranteed Notes due January 2027	596	91	687
8.00% Senior Notes due February 2027	—	87	87
Aggregate principal amount of debt retired	$845	$852	$1,697

Aggregate cash payment	$886	$862	$1,748
Aggregate net gain, three-month period	$—	$21	$21
Aggregate net gain	$144	$17	$161

Subsequent events—In October 2025, we made an aggregate cash payment of $903 million, including related costs, to fully redeem $655 million aggregate principal amount of 8.00% Senior Notes and $248 million aggregate principal amount of 6.875% senior secured notes due February 2027.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

In October 2025, we made an aggregate cash payment of $100 million, including related costs, to complete the cash tender offers for $89 million aggregate principal amount of the validly tendered 7.35% senior notes due December 2041 and $16 million aggregate principal amount of the validly tendered 7.00% notes due June 2028.

Note 7—Income Taxes

Tax provision and rate—In the nine months ended September 30, 2025 and 2024, our effective tax rate was 3.0 percent and 11.3 percent, respectively, based on loss before income tax benefit.  In the nine months ended September 30, 2025 and 2024, the effect of various discrete period tax items was a net tax benefit of $195 million and $178 million, respectively.  In the nine months ended September 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances, rig ownership changes and rig-basis changes related to impairments.  In the nine months ended September 30, 2024, such discrete items included changes to deferred taxes resulting from operational and structural changes related to rig movements and asset impairments, changes to valuation allowances and settlements of various uncertain tax positions.  In the nine months ended September 30, 2025 and 2024, our effective tax rate, excluding discrete items, was 86.6 percent and 364.0 percent, respectively, based on income or loss before income tax expense.

In the nine months ended September 30, 2025, we recognized a net tax benefit of $195 million, primarily resulting from a release of an uncertain tax position.  In the nine months ended September 30, 2024, as a result of operational and structural changes related to rig movements, we remeasured our deferred tax assets and liabilities related to Luxembourg, resulting in an increase of our net deferred tax asset from $8 million to $280 million, and such increase was substantially offset by an increase to our valuation allowance.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of September 30, 2025, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 517 million, equivalent to $97 million, and indirect tax of BRL 94 million, equivalent to $18 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 8—Loss Per Share

The computations of basic and diluted loss per share were as follows (in millions, except per share data):

	Three months ended				Nine months ended
	September 30,				September 30,
	2025		2024		2025		2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(1,923)	$(1,923)	$(494)	$(494)	$(2,940)	$(2,940)	$(519)	$(519)
Effect of convertible debt instruments, net of tax	—	—	—	(64)	—	—	—	(81)
Loss for per share calculation	$(1,923)	$(1,923)	$(494)	$(558)	$(2,940)	$(2,940)	$(519)	$(600)

Denominator for loss per share
Weighted-average shares outstanding	961	961	879	879	911	911	840	840
Effect of convertible debt instruments	—	—	—	75	—	—	—	75
Weighted-average shares for per share calculation	961	961	879	954	911	911	840	915

Loss per share	$(2.00)	$(2.00)	$(0.56)	$(0.58)	$(3.23)	$(3.23)	$(0.62)	$(0.65)

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Exchangeable bonds	88	45	109	45
Share-based awards	15	11	16	11
Warrants (a)	—	5	—	7
(a)	For the three and nine months ended September 30, 2025, the warrants were antidilutive since the average price for our shares was less than the exercise price for the warrants.

Note 9—Contingencies

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  As of September 30, 2025, two plaintiffs have claims pending in Louisiana and 30 plaintiffs in the aggregate have claims pending in Illinois, Missouri and California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes, alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2025, the subsidiary was a defendant in approximately 405 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  We have a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers.  Overall, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 10—Equity

Share issuance—In September 2025, we issued 143.8 million Transocean Ltd. shares in a public offering, including 4.0 million Transocean Ltd. shares issued to Perestroika (Cyprus) Ltd. (together with its subsidiaries, “Perestroika”), an entity affiliated with one of our directors that beneficially owns approximately 10 percent of our shares.  In connection with the issuance, we received $421 million aggregate cash proceeds, net of issue costs, including $12 million from Perestroika.

In the three and nine months ended September 30, 2025, we issued 54.7 million and 73.3 million Transocean Ltd. shares with an aggregate fair value of $147 million and $196 million to certain holders of the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements.  See Note 6—Debt.

In June 2024, we issued 55.5 million Transocean Ltd. shares with an aggregate fair value of $297 million as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion.  See Note 5—Long-Lived Assets and Note 6—Debt.

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$833	$833	$560	$560
Restricted cash and cash equivalents	417	417	381	381
Total debt	6,221	6,241	6,881	6,888

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
◾the addition of renewable or other energy alternatives to meet local, regional or global demand for energy, and efforts by us or our customers, to reduce greenhouse gas emissions or operating intensity thereof;
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
◾upgrade, shipyard, reactivations and other capital projects, including the level of expected capital expenditures and the timing and cost of completing capital projects, relinquishment or abandonment, expected downtime and lost revenues;
◾the cost and timing of acquisitions and reactivations, and the proceeds and timing of dispositions;
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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 23, 2025, we owned or had partial ownership interests in and operated 27 mobile offshore drilling units, consisting of 20 ultra-deepwater floaters and seven harsh environment floaters.

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

Significant Events

Held-for-sale asset impairments—In the nine months ended September 30, 2025, we recognized an aggregate loss of $3.05 billion ($3.04 billion, or $3.34 per diluted share, net of tax), associated with the impairment of six ultra-deepwater floaters and one harsh environment floater, together with related assets, which we determined were impaired at the time we classified the assets as held for sale, and two ultra-deepwater floaters, together with related assets, which were previously classified as held for sale and we determined were further impaired.  See “—Operating Results.”

Disposal of assets—In the nine months ended September 30, 2025, we completed the sale of the ultra-deepwater floaters Development Driller III, Discoverer Inspiration, Discoverer Luanda and GSF Development Driller I, together with related assets, for aggregate net cash proceeds of $34 million.  See “—Liquidity and Capital Resources.”

Share issuance—In September 2025, we issued 143.8 million Transocean Ltd. shares and received $421 million aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources.”

Debt issuance—On October 15, 2025, we issued $500 million aggregate principal amount of 7.875% senior guaranteed notes due October 2032 and received $492 million aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources.”

Debt exchanges—In the nine months ended September 30, 2025, we entered into separate, individually negotiated agreements (as amended, the “Exchange Agreements”) with certain holders of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Exchangeable Bonds”), pursuant to which the holders agreed to exchange up to $196 million aggregate principal amount of such bonds.  In the nine months ended September 30, 2025, the holders exchanged $196 million aggregate principal amount of 4.00% Exchangeable Bonds under the terms of the Exchange Agreements and received an aggregate 73.3 million Transocean Ltd. shares.  See “—Operating Results” and “—Liquidity and Capital Resources.”

Debt redemption—In October 2025, we made an aggregate cash payment of $903 million, including related costs, to fully redeem $655 million aggregate principal amount of 8.00% senior notes due February 2027 and $248 million aggregate principal amount of 6.875% senior secured notes due February 2027.  See “—Liquidity and Capital Resources.”

Debt tender offers—In October 2025, we made an aggregate cash payment of $100 million, including related costs, to complete cash tender offers for $89 million aggregate principal amount of the validly tendered 7.35% senior notes due December 2041 and $16 million aggregate principal amount of the validly tendered 7.00% notes due June 2028.  See “—Liquidity and Capital Resources.”

Outlook

Drilling market—Our industry outlook remains positive, informed by numerous long-term forecasts indicating that hydrocarbons will continue to be a critical source of energy for the foreseeable future.  In response to persistent geopolitical instability, supply chain vulnerabilities, and the limitations of renewable energy sources, many governments and operators worldwide are revising their energy strategies.  Rather than transitioning away from fossil fuels, many policy makers are working to increase energy security with more diversified and resilient supply portfolios.  This shift reflects a distinct trend and a growing recognition of the need for accessible, reliable, cost-effective, and transportable energy, with offshore oil and gas increasingly viewed as a strategic asset.  We expect that this trend will continue and contribute to robust, long-term demand for oil and gas.

Maintaining current oil and natural gas production levels will require both the development of existing discovered resources and continued investment in exploration to uncover new reserves.  We believe that oil and natural gas producers will invest a greater portion of their budgets in offshore drilling, and particularly in deepwater, where resource potential and production longevity are high, to achieve their production and reserve replacement targets.

While geopolitical events, economic policy shifts and short-term production uncertainties all have an effect on hydrocarbon prices, we expect the economics of deepwater offshore drilling projects to remain favorable and supportive of investment.  Deepwater and harsh environment fields also continue to afford strong returns and lower carbon intensity relative to other hydrocarbon sources, making them increasingly attractive targets for capital allocation.

While the long-term outlook for offshore drilling activity remains robust in every major deepwater geographic sector, our customers are expected to remain disciplined in their investment of capital.  As anticipated, tendering activity and contract awards have improved in the recent two quarters of 2025, and additional contracts are expected to be awarded through early 2026 for work commencing in late 2026 or 2027.  Additional near-term pressure on utilization could result in the continued scrapping of assets as the industry rebalances rig supply and demand dynamics.

We anticipate that demand for harsh environment rigs will continue to remain strong through the end of the decade, driven by both activity in Norway – the largest market for such rigs – and emerging opportunities in other geographies where harsh environment-capable rigs are suited.  Several high-specification semisubmersible rigs that previously departed the region to work in other harsh environment markets, such as Namibia, Black Sea and Australia, may ultimately return depending upon regional and project-specific requirements.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of October 15, 2025, the uncommitted fleet rates for the remainder of 2025 and each of the four years in the period ending December 31, 2029 were as follows:

	2025	2026	2027	2028	2029
Uncommitted fleet rate
Ultra-deepwater floaters	18%	35%	60%	84%	91%
Harsh environment floaters	—%	5%	67%	100%	100%

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

	October 15,	July 16,	February 12,
	2025	2025	2025

	(in millions)
Contract backlog
Ultra-deepwater floaters	$5,105	$5,468	$6,363
Harsh environment floaters	1,623	1,758	1,965
Total contract backlog	$6,728	$7,226	$8,328

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

	Three months ended
	September 30,	June 30,	September 30,
	2025	2025	2024
Average daily revenue
Ultra-deepwater floaters	$460,200	$457,200	$426,700
Harsh environment floaters	$467,100	$462,400	$464,900
Total fleet average daily revenue	$462,300	$458,600	$436,800

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

	Three months ended
	September 30,	June 30,	September 30,
	2025	2025	2024
Revenue efficiency
Ultra-deepwater floaters	96.2%	96.7%	92.5%
Harsh environment floaters	100.8%	96.3%	100.1%
Total fleet average revenue efficiency	97.5%	96.6%	94.5%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2025	2025	2024
Rig utilization
Ultra-deepwater floaters	71.0%	64.7%	60.7%
Harsh environment floaters	90.6%	75.3%	75.0%
Total fleet average rig utilization	76.0%	67.3%	63.9%

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

Operating Results

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2025	2024	Change	% Change

	(In millions, except day amounts and percentages)
Operating days	2,108	2,082	26	1%
Average daily revenue	$462,300	$436,800	$25,500	6%
Revenue efficiency	97.5%	94.5%
Rig utilization	76.0%	63.9%

Contract drilling revenues	$1,028	$948	$80	8%

Operating and maintenance expense	(584)	(563)	(21)	(4)%
Depreciation and amortization expense	(161)	(190)	29	15%
General and administrative expense	(46)	(47)	1	2%
Loss on impairment of assets	(1,913)	(629)	(1,284)	nm
Loss on disposal of assets, net	(1)	(4)	3	nm
Operating loss	(1,677)	(485)	(1,192)	nm

Other income (expense), net
Interest income	12	11	1	9%
Interest expense	(154)	(80)	(74)	(93)%
Gain on retirement of debt	—	21	(21)	nm
Other, net	(78)	8	(86)	nm
Loss before income tax (expense) benefit	(1,897)	(525)	(1,372)	nm
Income tax (expense) benefit	(26)	31	(57)	nm
Net loss	$(1,923)	$(494)	$(1,429)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the following: (a) approximately $30 million resulting from improved revenue efficiency for the fleet, (b) approximately $25 million resulting from higher average daily revenues, (c) approximately $15 million resulting from increased utilization and (d) approximately $10 million resulting from increased reimbursement revenues.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the following: (a) approximately $10 million resulting from increased activity for the operations of our active fleet, (b) approximately $10 million resulting from increased reimbursable costs and (c) approximately $10 million resulting from the effect of inflation on personnel and other operating costs.  These increases were partially offset by non-cash income of $10 million for a provision released in the current-year period resulting from a favorable legal outcome.

Depreciation and amortization expense decreased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to $28 million resulting from rigs sold or classified as held for sale.

Impairment of assets—In the three months ended September 30, 2025, we recognized a loss on impairment of the ultra-deepwater floaters Deepwater Champion, Discoverer Americas, Discoverer Clear Leader and Discoverer India and the harsh environment floater Henry Goodrich together with related assets, which we determined were impaired at the time we classified them as held for sale.  In the three months ended September 30, 2024, we recognized a loss on impairment of Development Driller III and Discoverer Inspiration together with related assets, which we determined were impaired at the time we classified them as held for sale.

Other income and expense—Interest expense increased in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the following: (a) $88 million increased interest resulting from changes to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”), partially offset by (b) $11 million decreased interest resulting from debt repaid as scheduled or early retired.

In the three months ended September 30, 2024, we recognized a net gain associated with the redemption of $91 million aggregate principal amount of the 11.50% Senior Guaranteed Notes due January 2027.

Other expense, net, increased in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a loss of $75 million associated with the issuance of, pursuant to the Exchange Agreements, additional Transocean Ltd. shares to certain holders of the 4.00% Exchangeable Bonds in the current-year period.

Income tax expense or benefit—In the three months ended September 30, 2025 and 2024, our effective tax rate was (1.4) percent and 6.0 percent, respectively, based on loss before income tax expense or benefit.  In the three months ended September 30, 2025 and 2024, the effect of various discrete period tax items was a net tax benefit of $6 million and $50 million, respectively.  In the three months ended September 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances, rig ownership changes and rig-basis changes related to impairments.  In the three months ended September 30, 2024, such discrete items included changes to deferred taxes resulting from asset impairments and changes to valuation allowances.  In the three months ended September 30, 2025 and 2024, our effective tax rate, excluding discrete items, was 34.8 percent and 22.5 percent, respectively, based on income before income tax expense.

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

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2025	2024	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	6,088	5,757	331	6%
Average daily revenue	$455,100	$428,400	$26,700	6%
Revenue efficiency	96.6%	94.8%
Rig utilization	68.7%	58.5%

Contract drilling revenues	$2,922	$2,572	$350	14%

Operating and maintenance expense	(1,801)	(1,620)	(181)	(11)%
Depreciation and amortization expense	(512)	(559)	47	8%
General and administrative expense	(145)	(158)	13	8%
Loss on impairment of assets	(3,049)	(772)	(2,277)	nm
Gain (loss) on disposal of assets, net	8	(10)	18	nm
Operating loss	(2,577)	(547)	(2,030)	nm

Other income (expense), net
Interest income	30	40	(10)	(25)%
Interest expense, net of amounts capitalized	(382)	(271)	(111)	(41)%
Gain on retirement of debt	—	161	(161)	nm
Other, net	(101)	32	(133)	nm
Loss before income tax benefit	(3,030)	(585)	(2,445)	nm
Income tax benefit	90	66	24	36%
Net loss	$(2,940)	$(519)	$(2,421)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the following: (a) approximately $105 million resulting from higher average daily revenues, (b) approximately $85 million resulting from increased utilization, (c) approximately $65 million resulting from increased activity for the operations of the newbuild ultra deepwater floater Deepwater Aquila, (d) approximately $65 million resulting from increased revenue efficiency for the fleet and (e) approximately $40 million resulting from increased reimbursement revenues.  These increases were partially offset by approximately $10 million resulting from one less calendar day in the nine months ended September 30, 2025.

Costs and expenses—Operating and maintenance costs and expenses increased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the following: (a) approximately $80 million resulting from increased activity for the operations of our active fleet, (b) approximately $40 million resulting from increased reimbursable costs (c) approximately $35 million resulting from the operations of our newbuild Deepwater Aquila, (d) approximately $30 million resulting from the effect of inflation on personnel and other operating costs and (e) a net non-cash loss of $24 million in the current-year period resulting from certain legal outcomes.  These increases were partially offset by the following: (a) approximately $20 million resulting from rigs classified as held for sale or sold and (b) approximately $5 million resulting from costs associated with the early retirement of certain personnel in the nine months ended September 30, 2024.

Depreciation and amortization expense decreased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the following: (a) $63 million resulting from rigs sold or classified as held for sale and (b) $7 million resulting from assets that were retired or had reached the end of their useful lives, partially offset by (c) $24 million resulting from one acquired harsh environment floater, one newbuild ultra-deepwater floater and other equipment placed into service.

General and administrative costs and expenses decreased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the following: (a) approximately $6 million resulting from decreased legal and professional fees, (b) approximately $4 million resulting from decreased personnel costs, primarily associated with the early retirement of certain personnel in the earlier year, and (c) approximately $4 million resulting from decreased technology costs.

Impairment or disposal of assets—In the nine months ended September 30, 2025, we recognized a loss on impairment of Deepwater Champion, Discoverer Americas, Discoverer Clear Leader, Discoverer India, Discoverer Luanda, GSF Development Driller I and Henry Goodrich together with related assets, which we determined were impaired at the time we classified them as held for sale, and Development Driller III and Discoverer Inspiration together with related assets, which we determined were further impaired.  In the nine months ended September 30, 2024, we recognized a loss on impairment of the ultra-deepwater floaters Deepwater Nautilus, Development Driller III and Discoverer Inspiration together with related assets, which we determined were impaired at the time we classified them as held for sale.

In the nine months ended September 30, 2025 and 2024, we recognized a gain and a loss, respectively, associated with disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, increased in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the following: (a) $102 million increased interest resulting from changes to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% Exchangeable Bonds, (b) $49 million increased interest resulting from debt issued in the earlier year and (c) $15 million increased interest resulting from interest costs capitalized for our newbuild construction program completed in the earlier year, partially offset by (d) $53 million decreased interest resulting from debt repaid as scheduled or early retired.

In the nine months ended September 30, 2024, we recognized a net gain on retirement of debt due to the following: (a) an aggregate net gain of $144 million resulting from retirement of $845 million aggregate principal amount of notes validly tendered in the tender offers completed in the period and (b) a net gain of $17 million associated with the redemption of $852 million aggregate principal amount of our debt securities.

Other expense, net, increased in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the following: (a) a loss of $99 million associated with the issuance of, pursuant to the Exchange Agreements, additional Transocean Ltd. shares to certain holders of 4.00% Exchangeable Bonds in the current-year period, (b) a net increased loss of $22 million related to currency exchange rate changes and (c) decreased income of $15 million related to the non-service components of net periodic benefit income.

Income tax expense or benefit—In the nine months ended September 30, 2025 and 2024, our effective tax rate was 3.0 percent and 11.3 percent, respectively, based on loss before income tax benefit.  In the nine months ended September 30, 2025 and 2024, the effect of various discrete period tax items was a net tax benefit of $195 million and $178 million, respectively.  In the nine months ended September 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances, rig ownership changes and rig-basis changes related to impairments.  In the nine months ended September 30, 2024, such discrete items included changes to deferred taxes resulting from operational and structural changes related to rig movements and asset impairments, changes to valuation allowances and settlements of various uncertain tax positions.  In the nine months ended September 30, 2025 and 2024, our effective tax rate, excluding discrete items, was 86.6 percent and 364.0 percent, respectively, based on income or loss before income tax expense.

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

Liquidity and Capital Resources

Sources and uses of cash

In the nine months ended September 30, 2025, our primary source of cash was net cash provided by operating activities.  Our primary uses of cash were debt repayments and capital expenditures.

	Nine months ended
	September 30,
	2025	2024	Change

	(in millions)
Cash flows from operating activities
Net loss	$(2,940)	$(519)	$(2,421)
Non-cash items, net	3,530	1,004	2,526
Changes in operating assets and liabilities, net	(190)	(244)	54
	$400	$241	$159

Net cash provided by operating activities increased primarily due to (a) increased cash received from customers and (b) decreased cash paid to suppliers, partially offset by (c) increased cash paid for personnel-related costs.

	Nine months ended
	September 30,
	2025	2024	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(95)	$(225)	$130
Investment in loan to unconsolidated affiliate	—	(3)	3
Proceeds from disposal of assets, net of costs to sell	44	99	(55)
Proceeds from disposal of investment in unconsolidated affiliate	4	—	4
Cash acquired in acquisition of unconsolidated affiliate	—	5	(5)
	$(47)	$(124)	$77

Net cash used in investing activities decreased primarily due to (a) decreased capital expenditures, resulting principally from the completion of our newbuild construction program in the earlier year, partially offset by (b) decreased proceeds from disposal of assets.

	Nine months ended
	September 30,
	2025	2024	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(450)	$(2,073)	$1,623
Proceeds from issuance of debt, net of issue costs	—	1,767	(1,767)
Proceeds from issuance of shares, net of issue costs	421	—	421
Other, net	(15)	(6)	(9)
	$(44)	$(312)	$268

Net cash used in financing activities decreased primarily due to (a) decreased cash used to repay debt, resulting principally from the early retirement of $1.70 billion aggregate principal amount of certain of our debt securities in redemptions and tender offers completed in the prior-year period and (b) net cash proceeds from the issuance of shares with no comparable activity in the prior-year period, partially offset by (c) net cash proceeds from the issuance of $900 million aggregate principal amount of 8.25% senior notes due May 2029 and $900 million aggregate principal amount of 8.50% senior secured notes due May 2031 in the prior-year period with no comparable activity in the current-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities, or other debt-related deposits or reservations of unrestricted cash.  At September 30, 2025, we had $833 million in unrestricted cash and cash equivalents and $417 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

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

From time to time, we may review the possible disposition of certain drilling assets.  In the nine months ended September 30, 2025, we completed the disposal of four ultra-deepwater floaters, together with related assets, in sales for recycling.  Additionally, as of September 30, 2025, we have classified as held for sale four ultra-deepwater floaters and one harsh environment floater, together with related assets, and we have committed to sell these drilling units for recycling.  Considering market conditions, we may identify additional drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Condensed Consolidated Financial Statements—Note 5—Long-Lived Assets.

Contractual obligations and other commercial commitments—As of September 30, 2025, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024.  For additional information about our debt obligations and scheduled maturities, see Notes to Condensed Consolidated Financial Statements—Note 6—Debt.

Critical Accounting Policies and Estimates

As of September 30, 2025, there have been no material changes to the critical accounting policies and estimates that we use as a basis for applying judgments, assumptions and estimates to prepare our condensed consolidated financial statements, as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2024.

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

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of September 30, 2025 (in millions, except interest rate percentages):

	Twelve months ending September 30,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$1,390	$473	$664	$1,276	$411	$2,083	$6,297	$6,241
Average interest rate	7.47%	7.41%	7.83%	7.56%	8.75%	7.88%

At September 30, 2025 and December 31, 2024, the fair value of our outstanding debt was $6.24 billion and $6.89 billion, respectively.  In the nine months ended September 30, 2025, the fair value of our debt decreased by $647 million due to the following: (a) a decrease of $455 million resulting from scheduled repayments and (b) a decrease of $208 million due to principal reduction of the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements, partially offset by (c) a net increase of $16 million resulting from changes in the market prices of our outstanding debt.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2025, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
July 2025	—	$—	—	$4,072
August 2025	—	—	—	4,072
September 2025	—	—	—	4,072
Total	—	$—	—	$4,072
(a)In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  At September 30, 2025, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $4.07 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In the three months ended September 30, 2025, no director or officer of Transocean adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 3, 2025
3.2	Organizational Regulations of Transocean Ltd., amended effective as of May 30, 2025	Exhibit 3.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 3, 2025
4.1	Indenture, dated as of October 15, 2025, by and among Transocean International Limited, the Guarantors and Truist Bank, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on October 15, 2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024; (ii) our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30 2025 and 2024; (iii) our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024; (iv) our condensed consolidated statements of equity for the three and nine months ended September 30, 2025 and 2024; (v) our condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024; and (vi) the notes to condensed consolidated financial statements

Filed herewith

Number	Description	Location
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 30, 2025.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jason Pack
Jason Pack
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)