Form 10-K
period 2025-12-31
Transocean Ltd.
filed 2026-02-23
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, 902,249,348 shares were outstanding and the aggregate market value of shares held by non-affiliates was approximately $2.34 billion (based on the reported closing market price of the shares of Transocean Ltd. on June 30, 2025 of $2.59 per share and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 17, 2026, 1,102,848,748 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2025, for its 2026 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this annual report include, but are not limited to, statements about the following subjects:

◾	the effect of any disputes and actions with respect to production levels by, among or between major oil and gas producing countries and any expectations we may have with respect thereto;
◾	our results of operations, our cash flow from operations, our revenue efficiency and other performance indicators and optimization of rig-based spending;
◾	the offshore drilling market, including the effects of variations in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, customer strategy, stacking and reactivation of rigs, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for our industry or the various geographies in which we operate;
◾	customer drilling contracts, including contract backlog, force majeure provisions, contract awards, commencements, extensions, cancellations, terminations, renegotiations, contract option exercises, contract revenues, early termination fees, indemnity provisions and rig mobilizations;
◾	the addition of renewable or other energy alternatives to meet local, regional or global demand for energy and efforts by us or our customers, to reduce greenhouse gas emissions or operating intensity thereof;
◾	liquidity, including availability under our Secured Credit Facility, as defined in this annual report, and adequacy of cash flows for our obligations;
◾	debt, including interest rates, credit ratings and our evaluation or decisions with respect to any potential liability management transactions or strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure and any litigation, potential or alleged defaults and discussions with creditors related thereto;
◾	upgrade, shipyard, reactivations and other capital projects, including the level of expected capital expenditures and the timing and cost of completing capital projects, relinquishment or abandonment, expected downtime and lost revenues;
◾	the cost and timing of acquisitions and reactivations, and the proceeds and timing of dispositions;
◾	our expectations regarding the timing, completion and anticipated benefits of the proposed business combination (the “Business Combination”) with Valaris Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Valaris”);
◾	tax matters, including our effective tax rate, uncertain tax positions, changes in tax laws, treaties and regulations, tax assessments, tax incentive programs and liabilities for tax issues in the tax jurisdictions in which we operate or have a taxable presence;
◾	legal and regulatory matters, including results and effects of current or potential legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;
◾	insurance matters, risk tolerance and risk response, including adequacy and solvency of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
◾	effects of accounting changes and adoption of accounting policies; and
◾	investment in recruitment, retention and personnel development initiatives, the timing of, and other matters concerning, severance payments, benefit payments and maintaining agreements with labor unions.

Forward-looking statements in this annual report are identifiable by use of the following words and other similar expressions:

◾	anticipates	◾	budgets	◾	estimates	◾	forecasts	◾	may	◾	plans	◾	projects	◾	should
◾	believes	◾	could	◾	expects	◾	intends	◾	might	◾	predicts	◾	scheduled

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾	those described under “Item 1A. Risk Factors” in this annual report on Form 10-K;
◾	the effects of actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and other oil and natural gas producing countries with respect to production levels or other matters related to the prices of oil and natural gas;
◾	the adequacy of and access to our sources of liquidity;
◾	our inability to renew drilling contracts at comparable, or improved, dayrates and to obtain drilling contracts for our rigs that do not have contracts;
◾	our operational performance;
◾	the cancellation of drilling contracts currently included in our reported contract backlog;
◾	losses on impairment of long-lived assets;
◾	shipyard and other delays;
◾	the results of meetings of our shareholders;
◾	changes in political, social and economic conditions, including the effects of political and military disputes;
◾	the possibility of changes in tax, environmental, trade, immigration and other laws, regulations and policies, including the imposition of tariffs, economic or trade sanctions or other trade barriers and actions of government that impact, whether directly or indirectly, oil and gas operations;
◾	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies;
◾	the availability of borrowings under our Secured Credit Facility, as defined below, as well as the timing of any amendments thereto; and
◾	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

PART I

Item 1.Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 17, 2026, we owned or had partial ownership interests in and operated 27 mobile offshore drilling units, consisting of 20 ultra-deepwater drillships and seven harsh environment semisubmersibles.

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

Transocean Ltd. is a Swiss corporation with its registered office in Steinhausen, Canton of Zug, and with principal executive offices located at Turmstrasse 30, 6312 Steinhausen, Switzerland.  Our telephone number at that address is +41 41 749-0500.  Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”

On February 9, 2026, we and Valaris entered into a Business Combination Agreement (the "Agreement") providing for the Business Combination.  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, we will acquire all of the issued and outstanding common shares, par value $0.01 each, of Valaris (the “Valaris Shares”) in exchange for Transocean Ltd. shares, par value $0.10 each, at an exchange ratio of 15.235 Transocean Ltd. shares for each Valaris Share.

For information about the revenues, operating income, assets and other information related to our business, our agreement to acquire of Valaris, and the geographic areas in which we operate, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Note 5—Revenues and Note 6—Long-Lived Assets.”

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

Our fleet of floaters consists of ultra-deepwater drillships and harsh environment semisubmersibles that are designed with high-specification capabilities to operate in the technically demanding regions of the global offshore drilling business.  Ultra-deepwater floaters are equipped with high-pressure mud pumps and are capable of drilling in water depths of 4,500 feet or greater.  Harsh environment floaters are capable of drilling in harsh environments in water depths between 1,500 and 10,000 feet and typically have greater displacement than other semisubmersibles, which offers larger variable load capacity, more useable deck space and better motion characteristics.

Drillship features—Drillships are floating vessels that are shaped like conventional ships, generally self-propelled and considered to be the most mobile of the major rig types.  Drillships typically have greater deck load and storage capacity than semisubmersible rigs, which provides logistical and resupply efficiency benefits for customers.  Drillships are generally better suited to operations in calmer sea conditions and typically do not operate in areas considered to be harsh environments.  All of our high-specification drillships are equipped with dynamic positioning thruster systems, which allows them to maintain position without anchors through the use of onboard propulsion and station-keeping systems.  We have two drillships that are equipped with an industry-leading, 1,700 short ton hoisting capacity.  We have 18 drillships that are equipped with dual-activity technology that employs structures, equipment and techniques using two drilling stations within a dual derrick to allow these drillships to perform simultaneous drilling tasks in a parallel, rather than a sequential manner, which reduces critical path activity and improves efficiency in both exploration and development drilling.

Semisubmersible features—Semisubmersibles are floating vessels that can be partially submerged by means of a water ballast system such that the lower column sections and pontoons are below the water surface during drilling operations.  Semisubmersibles are known for stability, making them well suited for operating in rough sea conditions.  Semisubmersible floaters are capable of maintaining their position over a well either through dynamic positioning or the use of mooring systems.  Although most semisubmersibles are relocated with the assistance of tugs, some units are self-propelled and move between locations under their own power when afloat on pontoons.  All of our semisubmersibles have mooring capability and are equipped for year-round operations in harsh environments, such as those of the Norwegian continental shelf and sub-Arctic waters.  Two of our seven semisubmersibles are custom-designed, high-capacity drilling rigs, equipped with dual-activity technology.

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

Drilling units—The following table, presented as of February 19, 2026, provides certain specifications for our rigs, excluding rigs classified as held for sale.  Unless otherwise noted, the stated location of each rig indicates either the current drilling location, if the rig is operating, or the next operating location, if the rig is in shipyard with a follow-on contract.  The dates provided represent the year placed into service, and, if applicable, the year of the most recent upgrade.  As of February 19, 2026, we owned all the drilling rigs in our fleet noted in the tables below, except for the ultra-deepwater drillship Petrobras 10000, which is subject to a finance lease through August 2029.

	Year	Hook	Water	Drilling		Contracted
	entered	load	depth	depth		location or
	service /	capacity	capacity	capacity		standby
Rig category and name	upgraded	(short tons)	(in feet)	(in feet)	Specifications	status
Ultra-deepwater drillships (20)
Deepwater Titan	2023	1,700	12,000	40,000	(a) (b) (c)	U.S. Gulf
Deepwater Atlas	2022	1,700	12,000	40,000	(a) (b) (d)	U.S. Gulf
Deepwater Aquila	2024	1,400	12,000	40,000	(a) (b) (e) (f)	Brazil
Deepwater Poseidon	2018	1,400	12,000	40,000	(a) (b) (f) (g) (h)	U.S. Gulf
Deepwater Pontus	2017	1,400	12,000	40,000	(a) (b) (g) (h)	U.S. Gulf
Deepwater Conqueror	2016	1,400	12,000	40,000	(a) (b) (f) (g) (h)	U.S. Gulf
Deepwater Proteus	2016	1,400	12,000	40,000	(a) (b) (g) (h)	U.S. Gulf
Deepwater Thalassa	2016	1,400	12,000	40,000	(a) (b) (g) (h)	Mexico
Deepwater Asgard	2014	1,400	12,000	40,000	(a) (b) (g)	U.S. Gulf
Deepwater Invictus	2014	1,400	12,000	40,000	(a) (b) (f) (g)	U.S. Gulf
Ocean Rig Apollo	2015	1,250	12,000	40,000	(a) (b)	Stacked
Ocean Rig Athena	2014	1,250	12,000	40,000	(a) (b)	Stacked
Deepwater Skyros	2013	1,250	12,000	40,000	(a) (b)	Ivory Coast
Ocean Rig Mylos	2013	1,250	12,000	40,000	(a) (b) (g)	Stacked
Deepwater Corcovado	2011	1,000	10,000	35,000	(a) (b)	Brazil
Deepwater Mykonos	2011	1,000	10,000	35,000	(a) (b)	Brazil
Deepwater Orion	2011	1,000	10,000	35,000	(a) (b)	Brazil
Dhirubhai Deepwater KG2	2010	1,000	12,000	35,000	(a)	Brazil
Petrobras 10000	2009	1,000	12,000	37,500	(a) (b)	Brazil
Dhirubhai Deepwater KG1	2009	1,000	12,000	35,000	(a)	India

Harsh environment semisubmersibles (7)
Transocean Norge	2019	1,000	10,000	40,000	(a) (f) (i)	Norwegian N. Sea
Transocean Spitsbergen	2010	1,000	10,000	30,000	(a) (b) (i)	Norwegian N. Sea
Transocean Barents	2009	1,000	10,000	30,000	(a) (b) (i)	Romania
Transocean Enabler	2016	750	1,640	28,000	(a) (f) (i)	Norwegian N. Sea
Transocean Encourage	2016	750	1,640	28,000	(a) (f) (i)	Norwegian N. Sea
Transocean Endurance	2015	750	1,640	28,000	(a) (f) (i)	Australia
Transocean Equinox	2015	750	1,640	28,000	(a) (f) (i)	Australia
(a)	Dynamically positioned.
(b)	Dual activity.
(c)	Two 20,000 psi blowout preventers.
(d)	One 15,000 psi blowout preventer and one 20,000 psi blowout preventer.
(e)	One 15,000 psi blowout preventer and designed to accommodate a future 20,000 psi blowout preventer.
(f)	Automated drilling control.
(g)	Two 15,000 psi blowout preventers.
(h)	Designed to accommodate a future upgrade to 20,000 psi blowout preventer(s).
(i)	Moored.

Technology

Overview—Celebrating 100 years of drilling, we have a long history of technological innovation, including the first dynamically positioned drillship, the first semisubmersible rig to drill year-round in the North Sea, the first 10,000-ft. water depth rated ultra-deepwater drillship, the first dual-activity drillship and the first eighth-generation drillships with 1,700-ton hoisting systems and 20,000-psi well-control systems.  Additionally, we have achieved numerous water depth world records over the past several decades.  We develop, invest in and deploy industry-leading technology to differentiate our service offerings in the pursuit of delivering ever-improving operational integrity with safer, more efficient and environmentally responsible drilling services for our customers.

Although we do not currently use artificial intelligence (“AI”) in our offshore drilling operations, we have introduced AI tools to streamline certain high-volume office and administrative tasks and are exploring use cases to further improve productivity.  We have established an AI Governance Committee, which includes internal senior leaders and technical experts, that oversees our tool selection, security protocols, training and overall usage.  See “Item 1A. Risk Factors—Risks related to laws, regulations and government compliance—We are subject to cybersecurity risks and threats as well as risks related to the use of artificial intelligence and the regulation of data privacy and security.”

We believe our efforts to continuously improve, and effectively use, innovative technologies to meet or exceed our customers’ requirements is critical to maintaining our competitive position within the contract drilling services industry by ensuring the safety of our crews, drilling more efficient wells, building greater resilience into our critical operating systems and reducing fuel consumption and emissions.  Some examples of technology deployed in our fleet include the following:

Drilling equipment and well control—Our entire fleet is dynamically positioned.  We have eighteen drillships and two harsh environment semisubmersibles that are equipped with dual-activity technology, which allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner, reducing well construction critical path activities and, thereby, improving efficiency in both exploration and development drilling.  Two of our drillships are equipped with 1,700 short ton hoisting capacity and 20,000 psi blowout preventers.  Ten drillships in our fleet are outfitted with dual blowout preventers and triple liquid mud systems.  Six drillships in our fleet are designed to accept 20,000 psi blowout preventers in the future.  In 2021, we deployed the industry’s first kinetic blowout stopper, a step-changing technology for well control that delivers unrivaled shearing capability, and we have deployed this technology on two of our floaters.  Since 2024, we installed the rotary multi-tool pipe cleaner and wellbore protector on three floaters with one additional system in progress.

Automated drilling control and robotics—We utilize available technology and employ data-driven methods, augmented by the size of our fleet, to expand our knowledge framework for sustainable process optimization.  Our automated fleet includes four ultra-deepwater drillships and five harsh environment semisubmersibles that are equipped with an automated drilling control system, and we have two more installations in progress.  Additionally, since 2022, we have three ultra-deepwater drillships that are equipped with an offshore robotics riser system that handles riser joint bolting without human intervention, and we have one more installation in progress.

Automated safety and monitoring tools—We employ the patented HaloGuard℠ system on ten of our drilling units, which is designed to alarm, notify and, if required, halt equipment to avoid injury to personnel who move into danger zones.  We use our smart equipment analytics tool to deliver real-time data feeds from equipment across our fleet to monitor equipment health, inferred emissions and energy consumption while identifying performance trends that allow us to systematically optimize equipment maintenance and achieve higher levels of reliability, operational efficiency and sustainability.

Drilling Contracts

Overview—Our drilling services contracts are individually negotiated and vary in their terms and conditions.  We obtain most of our drilling contracts through bidding processes in competition against other drilling services contractors and through direct negotiations with operators.  Drilling contracts generally provide for payment on a dayrate basis, typically with higher rates for periods when drilling operations are optimized or as incentives to complete drilling operations on or ahead of an agreed schedule and, conversely, lower or zero rates for periods when the drilling unit is not mobilized or when drilling operations are interrupted or restricted, whether due to equipment breakdowns, adverse environmental conditions, regulatory approvals or otherwise, which in limited cases may include lower rates for periods when drilling operations are necessary to extend beyond an agreed schedule.  A dayrate drilling contract generally extends over a period of time either covering the drilling of a single well or group of wells or covering a stated term.  At December 31, 2025, our contract backlog was $6.29 billion, representing a decrease of 28 percent and a decrease of 32 percent, compared to our contract backlog of $8.74 billion and $9.25 billion at December 31, 2024 and 2023, respectively.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Other Key Indicators.”

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

Contractual indemnity—Under dayrate drilling contracts, consistent with standard industry practice, our customers, as the operators, generally assume, and grant indemnity for, subsurface and well control risks, and their consequential damages.  Under all of our current drilling contracts, our customers indemnify us for pollution damages in connection with reservoir fluids stemming from operations under the contract, and we indemnify our customers for pollution that originates above the surface of the water from the rig for substances in our control, such as diesel used or other fluids stored onboard the rig.  Also, our customers indemnify us for consequential damages they incur, damage to the well or reservoir, loss of subsurface oil and gas and costs to bring the well under control.  However, because our drilling contracts are individually negotiated, the degree of indemnification we receive from our customers for such risks and related costs may vary from contract to contract based on market conditions, customer requirements existing when the contract was negotiated or other factors.  In some instances, we have contractually agreed upon certain limits to our indemnification rights and can be responsible for certain damages up to a specified maximum dollar amount.  The nature of our liability and the prevailing market conditions, among other factors, can influence such contractual terms.  Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to indemnify us or will otherwise honor their contractual indemnity obligations.

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

Market

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  We operate in a single, global offshore drilling market, as our drilling rigs are mobile floating vessels and can be moved according to prevailing market conditions.  We may mobilize our drilling rigs between regions for a variety of reasons, including to respond to customer contracting requirements or to capture observed market demand.  Consequently, we cannot predict the future percentage of our revenues that will be derived from particular geographic areas.  As of February 19, 2026, the drilling units in our fleet, including stacked and idle rigs, were located in the U.S. Gulf of America (eight units), Brazil (six units), the Norwegian North Sea (four units), Greece (three units), Australia (two units), India (one unit), Ivory Coast (one unit), Mexico (one unit) and Romania (one unit).

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

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”

Human Capital Resources

Workforce—As of December 31, 2025, we had a global workforce of approximately 5,600 individuals, including approximately 380 contractors, representing 67 nationalities.  At December 31, 2025, our global workforce was geographically distributed in 20 countries across six continents as follows: 38 percent in North America, 26 percent in South America, 23 percent in Europe, six percent in Australia, four percent in Africa, and three percent in Asia.

Corporate culture—Our FIRST Shared Values serve as the foundation for our corporate culture and guide us to act ethically and responsibly as we strive to deliver value and to maintain a safe and respectful work environment for our people.  We maintain a Code of Integrity and a Human Rights Policy Statement that apply to all board members, executives, employees and business partners, including contractors, suppliers, vendors, investees and joint venture partners.  We demonstrate respect of human rights by aiming to maintain a healthy and safe work environment, observe fair employment practices and provide competitive employment terms.  Practices such as modern slavery, child labor, forced or indentured servitude, and other human rights abuses are strictly prohibited.

Labor rights—We respect the labor rights of all individuals in our workforce, including the right to collective bargaining.  As of December 31, 2025, approximately 45 percent of our total workforce, working primarily in Brazil and Norway, is represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiations.  Negotiations for annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

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

Safety—Our safety vision is to conduct our operations in an incident-free workplace, all the time, everywhere.  We prioritize the protection of everyone aboard our rigs and in our facilities, the environment and our property at all work locations and during all operations.  We require compliance with local regulations, and our operations are governed by a comprehensive set of internal requirements.  Regular competency and effectiveness assessments help to ensure that our highly trained crews are equipped to protect operational integrity with the process-driven management of hazards to prevent and mitigate major accidents.  We measure safety performance in terms of widely accepted ratios with the use of industry standards, including (a) the total recordable incident rate (“TRIR”), which represents the number of recordable work-related injuries or illnesses for every 200,000 hours worked, and (b) the lost time incident rate (“LTIR”), which measures the number of incidents that result in lost time due to work-related injuries or illnesses for every 200,000 hours worked.  In the year ended December 31, 2025, our TRIR was 0.19 and our LTIR was 0.00, the calculations for which were based on 11.5 million labor hours.

Executive Leadership

The following information, presented as of February 17, 2026, introduces our executive officers, each of which is also an officer for purposes of Section 16 under the Securities and Exchange Act of 1934.  The executive officers are appointed by and serve at the discretion of our board of directors.  None of our executive officers has any family relationship with any director or other executive officer.

			Age as of
Officer		Office	February 17, 2026
Keelan Adamson	«	President and Chief Executive Officer	56
R. Thaddeus Vayda	«	Executive Vice President and Chief Financial Officer	63
Jeremy D. Thigpen	«	Executive Chair	51
Brady K. Long		Executive Vice President and Chief Legal Officer	53
Roderick J. Mackenzie		Executive Vice President and Chief Commercial Officer	50
Jason Pack		Senior Vice President and Chief Accounting Officer	51
«	Member of our executive management team for purposes of Swiss law.

Keelan Adamson is President and Chief Executive Officer of the Company.  Before being named to his current position in May 2025, Mr. Adamson served as President and Chief Operating Officer of the Company from February 2022 to May 2025.  Mr. Adamson served as Executive Vice President and Chief Operations Officer from August 2018 to February 2022, as Senior Vice President, Operations from October 2017 to July 2018 and as Senior Vice President, Operations Integrity and HSE, from June 2015 to October 2017.  Since 2010, Mr. Adamson served in multiple executive positions with responsibilities spanning Engineering and Technical Services, Major Capital Projects, Human Resources, and more recently, Operations Integrity and HSE.  Mr. Adamson started his career as a drilling engineer with BP Exploration in 1991 and joined Transocean in July 1995.  In addition to several management assignments in the United Kingdom (the “U.K.”), Asia, and Africa, he also held leadership roles in Sales and Marketing, Well Construction and Technology, and as Managing Director for operations in North America, Canada and Trinidad.  Mr. Adamson earned a bachelor's degree in Aeronautical Engineering from The Queens University of Belfast in 1991 and completed the Advanced Management program at Harvard Business School in 2016.

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

Jeremy D. Thigpen is Executive Chair of the Company’s board of directors.  Before being named to his current position in May 2025, Mr. Thigpen served as Chief Executive Officer and a member of the Company’s board of directors from April 2015 to May 2025.  Mr. Thigpen served as Senior Vice President and Chief Financial Officer at NOV Inc. from December 2012 to April 2015.  At NOV Inc., Mr. Thigpen also served as President, Downhole and Pumping Solutions from August 2007 to December 2012, as President of the Downhole Tools Group from May 2003 to August 2007 and as manager of the Downhole Tools Group from April 2002 to May 2003.  From 2000 to 2002, Mr. Thigpen served as the Director of Business Development and Special Assistant to the Chairman for NOV Inc.  Mr. Thigpen earned a Bachelor of Arts degree in Economics and Managerial Studies from Rice University in 1997, and he completed the Program for Management Development at Harvard Business School in 2001.

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

Roderick J. Mackenzie is Executive Vice President and Chief Commercial Officer of the Company.  Before being named to his current position in February 2022, Mr. Mackenzie served as Senior Vice President, Marketing, Innovation and Industry Relations from August 2018 to February 2022; Vice President, Marketing and Contracts from February 2017 to August 2018; Managing Director, Business Development and Strategic Accounts from February 2016 to February 2017; and as a Marketing Director in the U.S., France, and Dubai from March 2012 to February 2016.  In addition, Mr. Mackenzie has previously served in various operational and project roles around the globe, starting his career at the Company as a rig-based engineer in 1997.  Mr. Mackenzie currently serves as Chair for the International Association of Drilling Contractors.  Mr. Mackenzie earned a bachelor's degree in Civil Engineering with Environmental Studies from the University of Strathclyde in 1997, and completed the Advanced Management Program at Harvard Business School in 2016.

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

Environmental Responsibility

We strive to deliver services in a manner that minimizes the impact of our business on the environment.  We continuously monitor our operations and seek innovative ways to enhance our ability to meet our objectives.  We maintain a global Environmental Management System (“EMS”) standard that applies to all our rigs, offices and facilities.  The EMS provides a framework to consistently manage our worldwide operations in an environmentally responsible manner and monitor our performance.  Within this framework, we regularly assess the environmental impact of operations, focusing on the reduction of greenhouse gas emissions, operational discharges, water use and waste.  In addition, our EMS is ISO 14001 certified for the management of the operation of drilling services to the global offshore oil and gas industry.

Joint Venture, Agency and Sponsorship Relationships and Other Investments

In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation since local laws or customs in those areas effectively mandate the establishment of a relationship with a local agent or sponsor.  When appropriate in these areas, we may enter into agency or sponsorship agreements.  We also invest in certain companies for operational and strategic purposes.  Some of these companies or joint ventures in which we invest are involved in (a) businesses developed to support renewable or other energy alternatives or (b) research and development of technology to improve efficiency, reliability, sustainability and safety of our drilling and other activities.  We may or may not control these partially owned companies.  At December 31, 2025, we held partial ownership interests in companies organized in Belgium, the Cayman Islands, the U.K., Norway and other countries.  At December 31, 2025, among other equity investments, we held noncontrolling equity ownership interests in Global Sea Mineral Resources NV, an unconsolidated Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.

Governmental Regulations

Our operations are subject to a variety of international, national, regional, state and local government regulations, including environmental regulations.  We monitor our compliance with such government regulations in each country of operation and, notwithstanding increases in governmental regulations, particularly general environmental regulations, we have made and will continue to make the required expenditures to comply with current and future government requirements.  To date, we have not incurred material costs to comply with such governmental regulations, and we do not expect to make any material capital expenditures to support our continued compliance in the year ending December 31, 2026, or any other period contemplated at this time.  We do not believe that our compliance with such requirements will have a material adverse effect on our competitive position, consolidated results of operations or cash flows.  We incorporate by reference herein the disclosures on government regulations, including environmental regulations, contained in the following sections of this annual report on Form 10-K:

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

Our business, and demand for our services, depends on oil and gas exploration, development and production in offshore areas where we are capable of operating.  Our customers’ expenditure levels for these activities are directly affected by trends in the price of oil and, to a lesser extent, natural gas.  Oil and gas prices are extremely volatile and are affected by many factors, including the following:

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

The offshore drilling industry is highly cyclical and is impacted by oil and natural gas price levels and volatility.  Periods of high customer demand, limited rig supply and high dayrates have been followed by periods of low customer demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply may intensify competition in the industry and result in the idling of older and less technologically advanced equipment.  We have idled and stacked rigs and may in the future idle or stack additional rigs or enter into lower dayrate drilling contracts in response to market conditions.  Idled or stacked rigs may remain out of service for extended periods of time.  During periods of high dayrates and rig utilization rates, we and other industry participants have responded to actual or anticipated increases in customer demand by increasing the supply of rigs through ordering the construction of new units.  The introduction of new units delivered without contracts, combined with an increased number of rigs in the global market completing contracts and becoming idle, may intensify price competition.  During periods of low oil and natural gas price levels, new construction has resulted in an oversupply of rigs and has caused a subsequent decline in dayrates and rig utilization rates, sometimes for extended periods of time.  In an oversupplied market, we may have limited bargaining power to negotiate on more favorable terms.  Additionally, lower market dayrates and intense price competition may drive customers to seek to renegotiate existing contracts to reduce dayrates in exchange for longer contract terms.  Lower dayrates and rig utilization rates could adversely affect our revenues and profitability.

As of February 19, 2026, we have three uncontracted rigs which have been out of service for greater than five years, and these rigs may remain out of service for extended periods of time.  If we are unable to obtain drilling contracts for our uncontracted rigs, whether due to a prolonged offshore drilling market downturn, a delayed or muted recovery of such market or otherwise, it may have an adverse effect on our results of operations and cash flows.

Our current backlog of contract drilling revenues may not be fully realized.

At February 19, 2026, our contract backlog was $6.06 billion.  This amount represents the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, including certain performance-based provisions for which achievement is probable, excluding provisions for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be significant to our contract drilling revenues.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as waiting-on-weather rate, waiting-on-customer rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive due to a number of factors, including rig downtime or suspension of operations.  We may receive a lower contractual operating dayrate during periods when drilling operations are necessary to extend beyond an agreed schedule, even if we are not the cause of the delay in completing drilling operations.  Several factors could cause rig downtime or a suspension of operations, including: equipment breakdowns and other unforeseen engineering problems, labor strikes and other work stoppages, shortages of material and skilled labor, surveys by government and maritime authorities, periodic classification surveys, severe weather or harsh operating conditions, and force majeure events.

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

Certain of our drilling contracts are partially receivable in local currency, and certain costs for labor, goods and services are payable by us in local currency.  The amounts, if any, of local currency received under these drilling contracts may exceed our local currency needs to pay local operating and maintenance costs, leading to an accumulation of excess local currency balances.  Any local currency surplus may be subject to restrictions or other difficulties in converting to U.S. dollars, our functional currency, or to other currencies of the locations where we operate, including disruptions that may occur in the currency exchange markets, whether as a result of economic policies of governments, central banks or otherwise.  Excess amounts of local currency may also be exposed to the risk of currency exchange losses.

We may not be able to renew or obtain new drilling contracts for rigs whose contracts are expiring or obtain drilling contracts for our stacked and idle rigs.

The offshore drilling market in which we compete experience fluctuations in the demand for drilling services.  Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions.  As of February 19, 2026, we have three stacked rigs.  We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts.  When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all.  We may not be able to obtain new drilling contracts with the terms or dayrates sufficient to support a reactivation of a cold-stacked rig.  Likewise, we may not be able to obtain new drilling contracts in direct continuation with existing contracts, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our financial position, results of operations or cash flows.

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

We engage in offshore drilling services for most of the leading integrated energy companies or their affiliates, as well as for many government-owned or government-controlled energy companies and other independent energy companies.  For the year ended December 31, 2025, our most significant customers were Petróleo Brasileiro S.A. (together with its affiliates, “Petrobras”), Shell plc (together with its affiliates, “Shell”) and Equinor ASA (together with its affiliates, “Equinor”), representing 22 percent, 22 percent and 12 percent, respectively, of our consolidated operating revenues.  As of February 19, 2026, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Petrobras, Equinor, BP p.l.c., Shell, Chevron Corporation and Woodside Energy Group Ltd., representing 20 percent, 16 percent, 16 percent, 12 percent, 11 percent and 10 percent, respectively, of our total contract backlog.  The loss of any of these customers or another significant customer, or a decline in payments under any of our drilling contracts, could, at least in the short term, have an adverse effect on our business.

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

The U.S. Gulf of America, the South China Sea and the Northwest Coast of Australia are areas subject to typhoons, hurricanes or other extreme weather conditions on a relatively frequent basis, and our drilling rigs in these regions may be exposed to damage or total loss by these storms, some of which may not be covered by insurance.  The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury to or death of rig personnel.  Some experts believe global climate change could increase the frequency and severity of these extreme weather conditions.  Operations may also be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services, or personnel shortages.  We customarily provide contract indemnity to our customers for certain claims that could be asserted by us relating to damage to or loss of our equipment, including rigs, and claims that could be asserted by us or our employees relating to personal injury or loss of life.

Damage to the environment or natural resources could also result from our operations, particularly through spillage of hydrocarbons, fuel, lubricants or other chemicals and substances used in drilling operations, or extensive uncontrolled fires.  We may also be subject to property damage, environmental indemnity, well contamination and other claims by energy companies or other third parties.  Drilling involves certain risks associated with the loss of control of a well, such as blowout, cratering, the cost to regain control of or redrill the well and remediation of associated pollution.  Our customers may be unable or unwilling to indemnify us against such risks.  In addition, a court may decide that certain indemnities in our current or future drilling contracts are not enforceable.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy, and the enforceability of an indemnity as to other matters may be limited.

Our insurance policies and drilling contracts contain rights to indemnity that may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks.  For example, pollution and environmental risks generally are not completely insurable.  We have two main types of insurance coverage: (1) hull and machinery coverage for physical damage to our property and equipment and (2) excess liability coverage, which generally covers offshore risks, such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  We generally have no hull and machinery insurance coverage for damages caused by named storms in the U.S. Gulf of America.  We maintain per occurrence deductibles that generally range up to

$10 million for various third-party liabilities, and we self-insure up to $75 million of the $750 million excess liability coverage through our wholly owned captive insurance company.  We also retain the risk for any liability that exceeds our excess liability coverage.

If a significant accident or other event occurs that is not fully covered by our insurance or by an enforceable or recoverable indemnity, the occurrence could adversely affect our financial position, results of operations or cash flows.  The amount of our insurance may also be less than the related impact on enterprise value after a loss.  Our insurance coverage will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations.  Our coverage includes annual aggregate policy limits, and we generally retain the risk for any losses in excess of these limits.  We generally do not carry insurance for loss of revenue, and certain other claims may also not be reimbursed by insurance carriers.  Any such lack of reimbursement may cause us to incur substantial costs.  Additionally, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable or be able to obtain insurance against certain risks, and we could decide to retain more risk in the future, resulting in higher risk of losses, which could be material.

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

During periods of depressed market conditions, we are subject to increased counterparty risk, as our customers may seek to repudiate their contracts, including through claims of non-performance to reduce their capital expenditures.  Our customers may no longer need a drilling rig that is currently under contract or may be able to obtain a comparable drilling rig at a lower dayrate.  We have experienced, and are at continued risk of experiencing, early contract terminations during periods of a weak commodity price environment.  The ability of each of our counterparties to perform its obligations under a contract with us, including indemnity obligations, depends on a number of factors that are beyond our control and may include, among other things, conditions of the economy in general or of the offshore drilling industry in particular, prevailing prices for oil and natural gas, the overall financial condition of the counterparty, the dayrates received and the level of expenditures necessary to maintain drilling activities.  Should a counterparty fail to honor its obligations under an agreement with us, we could sustain losses, which could have an adverse effect on our business and on our financial position, results of operations or cash flows.

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

As of December 31, 2025, approximately 45 percent of our total workforce, working primarily in Brazil and Norway, are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only the union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts, or other work stoppages.  Legislation has from time to time been, and may continue to be, introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

Our shipyard projects and operations are subject to delays and cost overruns.

At any given time, we have a variety of shipyard projects underway for our existing rigs.  These shipyard projects are subject to the risks of delays or cost overruns inherent in any such complex projects resulting from numerous factors, including the following:

◾	shipyard availability, failures and difficulties;

◾	shortages of equipment and materials and failed or delayed deliveries of significant materials or equipment for various reasons, including due to supplier shortages, constraints, disruption or quality issues;
◾	design and engineering problems, including those relating to the commissioning of newly designed equipment;
◾	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
◾	unanticipated actual or purported change orders;
◾	disputes with shipyards and suppliers;
◾	availability of suppliers to recertify equipment for enhanced regulations;
◾	skilled labor shortages, strikes, labor disputes and work stoppages;
◾	customer acceptance delays or delays in providing customer-supplied engineering, approvals or equipment;
◾	adverse weather conditions, including damage caused by such conditions;
◾	terrorist acts, war, piracy and civil unrest;
◾	complications arising from pandemics, epidemics, severe influenza, coronaviruses and other highly communicable viruses or diseases, and associated government orders in the country where the rigs are being constructed or serviced and elsewhere;
◾	unanticipated cost increases; and
◾	difficulties in obtaining necessary permits or approvals or in completing necessary importation procedures.

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

We may pursue transactions that involve the acquisition or disposition of businesses or assets, mergers or joint ventures or other investments that we believe will enable us to further strengthen, streamline or broaden our business.  Any such transaction would be evaluated on a case-by-case basis, and the consummation thereof would be dependent upon several factors, including identifying suitable companies, businesses or assets that align, or no longer align, with our business strategies, reaching agreement with the potential counterparties on acceptable terms, the receipt of any applicable regulatory and other approvals, counterparties fulfilling contractual obligations and other conditions.  These transactions involve various risks, including among others, (i) difficulties related to integrating, separating or managing applicable parts of an acquired, or disposed of, business, assets or joint venture and unanticipated changes in customer and other third-party relationships subsequent to closing, (ii) diversion of management's attention from day-to-day operations, (iii) failure to realize anticipated benefits, such as cost savings, revenue enhancements or strengthening, streamlining or broadening our business, (iv) potentially substantial transaction costs associated with acquisitions, joint ventures or investments if we or a transaction counterparty seeks to exit or terminate an interest in the joint venture or investment, (v) applicable antitrust laws and other regulations that may limit our ability to acquire targets or require us to divest an acquired business or asset, (vi) potential accounting impairment or actual diminution or loss of value of our investment if future market, business or other conditions ultimately differ from our assumptions at the time of such transaction is consummated and (vii) potential accounting impairment upon the decision to reclassify assets as held for sale.

Changing sentiment towards climate change, fossil fuels and related matters could adversely affect our business, cost of capital and the price of our stock and other securities.

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

Certain regulators and members of the investment community have heightened awareness of sustainability and corporate responsibility and disclosures, including those related to an inclusive workplace culture and, particularly in the energy industry, those related to greenhouse gas emissions and climate change.  We may be subject in the future to additional reporting requirements that develop in response to such awareness.  Additionally, certain investment funds seeking investment products focused on green economy, sustainability and corporate responsibility may screen companies such as ours before investing.  If we or our securities are unable to meet the sustainability and corporate responsibility or other investment criteria set by any such funds invested in our securities, we may lose such investors or they may allocate a portion of their capital away from us.  As a result, our cost of capital may increase, the market price of our shares or of our publicly traded debt securities may be negatively impacted and our reputation may also be negatively affected.

Public health threats could have significant adverse consequences for our business and operations.

Public health threats, including pandemics and epidemics, severe influenza, coronaviruses and other highly communicable viruses or diseases, have impacted and may in the future impact our operations directly or indirectly, including by disrupting the operations of our business partners, suppliers and customers in ways that adversely impact our operations.  Such impacts may include, among others, (a) causing a temporary interruption to operations in case of an outbreak on one or more of our rigs, (b) disrupting or restricting the ability of our suppliers, manufacturers and service providers to supply parts, equipment, labor or services for our operations, (c) causing us to incur increased costs, inefficiencies and labor shortages as a result of precautionary measures taken, either voluntarily or in response to actions by governmental authorities, to prevent or reduce the spread of an outbreak, such as imposing mandatory or seeking voluntary closures of business facilities and imposing restrictions on travel, business operations and public gatherings or interactions.

As a result, we may experience impediments to our ability to meet our commitments to customers, including due to increased operating costs and increased risk of rig downtime or contract termination, which may result in substantial adverse consequences for our business and results of operations.  Additionally, public health threats may result in significantly reduced global or regional economic activity, which could result in a sharp reduction in the demand for oil and an associated decline in oil prices.  Such conditions may result in, reductions to our customers’ drilling and production expenditures and delays or cancellations of projects, which may cause a decrease in demand for our services and an increase in the risk that our customers may seek to terminate or renegotiate pricing or other terms for our existing contracts or that more of our rigs may become idle, stacked or retired from our fleet.

Increased transition to renewable or other alternative energy sources could adversely affect our business, results of operations and cash flows.

Our long-term success will be impacted in part by the ability of global energy markets to effectively address the transition to renewable and other alternative energy sources, since increased transition to such alternative sources could adversely impact the long-term demand for oil and natural gas and, ultimately, the demand for our services and products from our services.  An increase in the demand for alternative energy sources, including as a result of new and more efficient technologies or increased government subsidies and intervention, could further increase the market share of alternative energy sources as compared to oil and gas.  Such shifts, if any, in the global energy markets could adversely affect our business, results of operations and cash flows.

Our aspirations, goals, targets and initiatives related to sustainability, including emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks.

We may periodically develop and set goals, targets, and other objectives related to sustainability matters, including with respect to emissions reduction.  Statements related to these goals, targets and other objectives do not constitute a guarantee that they will be achieved.  Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and other objectives expose us to numerous operational, reputational, financial, legal, and other risks.  Our ability to achieve any stated goal, target, or other objective, is subject to numerous factors and conditions, many of which are outside of our control.  Our business may face increased scrutiny from investors, business partners and others related to our sustainability activities, including the goals, targets, and other objectives that we announce, and our methodologies and timelines for pursuing them.  If our sustainability assumptions or practices do not meet investor, regulatory or other relevant expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment or business partner could be negatively affected.  Similarly, our failure or perceived failure to pursue or fulfill sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation and could expose us to government enforcement actions and private litigation.

Risks related to our indebtedness

We have a substantial amount of debt, including secured debt, and we may lose the ability to obtain future financing and suffer competitive disadvantages.

At December 31, 2025, our total debt was $5.66 billion, of which $1.68 billion was secured.  We have a Secured Credit Facility, which is currently undrawn, the borrowings under which would be secured and guaranteed by certain of our subsidiaries.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

◾	we may be unable to obtain financing in the future to refinance our existing debt or for working capital, capital expenditures, acquisitions, debt service requirements, distributions, share repurchases, or other purposes;

◾	we may be unable to use operating cash flows in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;
◾	we could become more vulnerable to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness, some of which bears interest at variable rates;
◾	we may be unable to meet financial ratios in the agreements governing certain of our debt facilities and finance lease or satisfy certain other covenants and conditions included in our debt agreements, which could result in our inability to meet requirements for borrowings under the Secured Credit Facility or a default under such agreements, impose restrictions with respect to our access to certain of our capital, and trigger cross default provisions in certain of our debt instruments;
◾	if we default under the terms of our secured financing arrangements, the secured debtholders may, among other things, foreclose on the collateral securing the debt, including the applicable drilling units;
◾	we may be unable to obtain new investment or financing based upon evolving trends among certain financial intermediaries, investors and other capital markets participants that have focused on reducing, or ceasing, lending to, or investing in, companies that operate in industries with higher perceived environmental exposure; and
◾	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our less levered competitors.

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

Worldwide financial, economic and political conditions could restrict our ability to access capital markets, reduce our flexibility to react to changing economic and business conditions and reduce demand for our services.

Worldwide financial and economic conditions could restrict our ability to access capital markets at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Worldwide economic conditions have in the past impacted, and could in the future impact, the lenders participating in our credit facilities and our customers, causing them to fail to meet their obligations to us.  If economic conditions preclude or limit financing from banking institutions participating in our credit facilities, we may not be able to obtain similar financing from other institutions.  A slowdown in economic activity could reduce worldwide demand for energy.  These potential developments, or market perceptions concerning these and related issues, could adversely affect our financial position, results of operations or cash flows.  In addition, turmoil and hostilities in the Middle East, Eastern Europe, North Africa, South America and other geographic areas and countries present incremental risk.  An extended period of negative outlook for the world economy could reduce the overall demand for oil and natural gas and for our services.  A decline in oil and natural gas prices could reduce demand for our drilling services and have an adverse effect on our financial position, results of operations or cash flows.

Risks related to our proposed combination with Valaris

Our proposed Business combination may be delayed or not occur at all for a variety of reasons, some of which are outside our control.

On February 9, 2026, Transocean and Valaris entered into the Agreement providing for the combination of Transocean and Valaris.  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, Transocean will acquire all of the issued and outstanding Valaris Shares in exchange for Transocean Ltd. shares at an exchange ratio of 15.235 Transocean Ltd. shares for each Valaris Share.  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, at the time on which the order of the Supreme Court of Bermuda providing for its sanction of the Scheme of Arrangement is filed with the Registrar of Companies of Bermuda, the Business Combination will become effective and Valaris will become our wholly owned subsidiary.  The board of directors of Transocean and Valaris each unanimously approved and declared advisable the Agreement and the transactions contemplated thereby, including the Business Combination.

Completion of the Business Combination is subject to the satisfaction or waiver of certain customary conditions set forth in the Agreement, including, but not limited to: (i) the receipt of the requisite approvals of the Valaris shareholders and the Transocean shareholders, (ii) the granting of the sanction order on terms consistent with the Agreement, (iii) the Transocean Ltd. shares issued pursuant to the Agreement having been approved for listing on the New York Stock Exchange, (iv) certain regulatory approvals having been obtained or any applicable waiting period having expired or been terminated, (v) no governmental authority within applicable jurisdictions having enacted or issued any law or order preventing or prohibiting the consummation of the Business Combination and (vi) the absence of a Transocean Material Adverse Effect or a Valaris Material Adverse Effect, each as defined in the Agreement.  Therefore, the Business Combination may not be completed or may not be completed as timely as expected.

Furthermore, failure to complete the Business Combination could adversely affect our business and the market price of our common shares in a number of ways, including to the extent that the current market price of Transocean Ltd. shares reflects an assumption that the Business Combination will be consummated.  We may also be required to pay a termination fee in certain circumstances, as further described in the Agreement.  Additionally, if the Agreement is terminated and we seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Business Combination.

Efforts to complete the business combination could disrupt our relationships with third parties and employees, divert management’s attention, or result in legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Business Combination, which may have a negative impact on our ongoing business and operations.  Uncertainty regarding the outcome of the Business Combination and our future could disrupt our business relationships with our existing and potential customers, suppliers and other business partners.  Uncertainty regarding the outcome of the Business Combination could also adversely affect our ability to recruit and retain key personnel and other employees.  The pendency of the Business Combination may lead to litigation against the parties or their directors and officers which could be distracting to management and may, in the future, require us to incur significant costs.

The Agreement contains provisions that impose restrictions on Transocean’s business prior to the effective time of the business combination.

The Agreement subjects Transocean and Valaris to restrictions on their respective business activities prior to the effective time, including covenants obligating each such party to continue to conduct their respective businesses in the ordinary course, to cooperate in seeking regulatory approvals and not to engage in certain specified transactions or activities without the prior consent of the other party to the Agreement.  Such restrictions could prevent Transocean from pursuing certain business opportunities that arise prior to the effective time and are outside the ordinary course of business.

The failure to integrate the business and operations of transocean and valaris successfully in the expected time frame may adversely affect the combined business’s future results and may result in the combined business failing to realize the anticipated benefits of the business combination.

Transocean and Valaris have operated and, until the completion of the Business Combination, will continue to operate independently.  Following consummation, their respective businesses may not be integrated successfully.  Specifically, the combined business may not be able to achieve the cost savings and operating synergies that Transocean anticipates as a result of the Business Combination, and may face difficulty integrating personnel from the two companies, minimizing the loss of key employees, identifying and eliminating redundant functions and assets, harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, and other policies, procedures and processes.  If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected, then the combined company’s business, financial condition and operating results may be adversely affected, the combined company’s earnings per share may be diluted, the accretive effect of the Business Combination may decrease or be delayed and the share price of the combined company may be negatively impacted.

Risks related to laws, regulations and governmental compliance

Impact of increasingly stringent environmental and safety laws and our compliance with or breach of such laws can be costly, expose us to liability and could limit our operations.

Our business is affected by laws and regulations relating to the energy industry and the environment and safety, including international conventions and treaties, and regional, national, state, and local laws and regulations.  Our business also depends on demand for services from the oil and gas exploration and production industry, and, accordingly, we are directly affected by the adoption of laws and regulations that, for economic, environmental or other policy reasons, curtail, delay or impose additional compliance costs and obligations related to the exploration and development drilling for oil and gas.  Offshore drilling in certain areas has been curtailed and, in certain cases, prohibited because of environmental or safety concerns.  In addition, compliance with environmental and safety laws, regulations and standards, where applicable, may require us to make significant capital expenditures, such as the installation of costly equipment or implementation of operational changes, and may affect the resale values or useful lives of our rigs.  We may incur additional costs in order to comply with other existing and future regulatory obligations or industry standards, including, but not limited to, costs relating to air emissions, including greenhouse gases, the management of ballast waters, hull cleaning, maintenance and inspection, development and implementation of emergency procedures and maintenance of insurance coverage or other financial assurance of our ability to address pollution incidents.  In the last decade, U.S. federal agencies adopted enhanced governmental safety and environmental requirements applicable to our operations for drilling in the U.S. Gulf of America.  These requirements have caused increased compliance costs and may in the future increase the risk of environmental or safety enforcement cases and litigation and cause operators to have difficulties obtaining drilling permits in the U.S. Gulf of America.  The U.S. Bureau of Ocean Energy Management (the “BOEM”) implemented changes regarding when oil, gas and sulfur lessees and certain other parties operating in the offshore Outer Continental Shelf (“OCS”) must post additional bonds or other supplemental financial assurance, which could increase bonding requirements and operating expenditures for some of our customers, and as a result, increase price competition for our services.

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

As a contract driller with operations in certain offshore areas, we may be liable for damages and costs incurred in connection with oil spills or disposal of wastes related to those operations, and we may also be subject to significant fines and other liabilities in connection with spills.  For example, an oil spill could result in significant liability, including fines, penalties and criminal liability and remediation, restoration or compensation costs for environmental or natural resource damages, as well as third-party damages, to the extent that the contractual indemnification provisions in our drilling contracts are not enforceable or otherwise sufficient, or if our customers are unwilling or unable to contractually indemnify us against these risks.  Additionally, we may not be able to obtain such indemnities in our future drilling contracts, and our customers may not have the financial capability to fulfill their contractual obligations to us.  Also, these indemnities may be held to be unenforceable in certain jurisdictions, because of public policy or for other reasons.  See “—Our business involves numerous operating hazards, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.”

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

Scientific studies have suggested that emissions of certain gases, including greenhouse gases, such as carbon dioxide and methane, contribute to warming of the earth’s atmosphere and other climatic changes.  In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from the fossil fuel industry, has attracted considerable political and social attention worldwide.  The attention to climate change has led, and we expect it to continue to lead, to additional regulations designed to reduce greenhouse gas emissions and other emissions in various jurisdictions in which we operate.  Such attention could also result in other adverse impacts for the oil and gas industry, including further restrictions or bans imposed by lawmakers, lawsuits by governments or third-parties seeking recoveries for damages resulting from the combustion of fuels that may contribute to climate change effects, decreased demand for goods and services that produce significant greenhouse gas emissions, or reduced interest from investors if they elect in the future to shift some or all of their investments to non-fossil fuel related sectors.  To the extent financial markets view climate change and greenhouse emissions as a financial risk, this could negatively impact our cost of or access to capital.  Because our business depends on the level of activity in the oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, or related political, litigation or financial risks, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities.  In addition, such laws, regulations, treaties or international agreements or related risks could result in increased compliance costs or additional operating restrictions, which may have an adverse effect on our business.  Further, some experts believe global climate change could increase the frequency and severity of extreme weather conditions, the impacts of which could interfere with our operations, cause damage to our equipment as well as cause other financial and operational impacts, including those that could result from any impact of such conditions on our customers.

We could also face increased climate-related litigation with respect to our operations both in the U.S. and around the world.  Governmental and other entities in various U.S. states, such as California and New York, have filed lawsuits against coal, gas, oil and petroleum companies.  These suits allege damages as a result of climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories.  Similar lawsuits may be filed in other jurisdictions both in the U.S. and globally.  Though we are not currently a party to any such lawsuit, these suits present a high degree of uncertainty regarding the extent to which energy companies, including offshore drillers, face an increased risk of liability stemming from climate change, which risk would also adversely impact the oil and gas industry and impact demand for our services.

Any restrictions on oil and natural gas operations on the U.S. Outer Continental Shelf could have an adverse impact on our business and demand for our services.

The U.S. Department of the Interior (“DOI”) administers the submerged lands, subsoil, and seabed, lying between the seaward extent of the states’ jurisdiction and the seaward extent of federal jurisdiction, and the U.S. government has the power to limit oil and gas activities on this area, known as the OCS.  Under the Outer Continental Shelf Lands Act, as amended (the “OCSLA”), the BOEM within the DOI must prepare and maintain forward-looking five-year plans – referred to as national programs or five-year programs – to schedule proposed oil and gas lease sales on the OCS.  The number of lease sales and areas available for lease provided in a five-year program may differ from program to program.  To the extent that the number of lease sales and areas available for lease within the current five-year program, or in any future five-year program, are not sufficient to meet our customers’ planned or expected offshore drilling programs, demand for our drilling services on the OCS may be impacted.  Executive, legislative and judicial actions in the U.S. from time to time have restricted certain oil and gas activities on the OCS.  For example, litigation is ongoing in U.S. federal courts regarding the potential reversal of a previously ordered withdrawal of acreage from future oil and gas leasing under the OCSLA.  Future actions taken by the U.S. to limit the availability of new oil and gas leases on the OSC would adversely impact the offshore oil and gas industry and impact demand for our services.

The global nature of our operations involves additional risks.

We operate in various regions throughout the world, which may expose us to political and other uncertainties, including risks of:

◾	customs delays or disputes, import-export quotas, and imposition of trade or immigration barriers;
◾	wage and price controls;
◾	complications associated with supplying, repairing and replacing equipment in remote locations;
◾	changes in law and regulatory requirements, including changes in interpretation and enforcement;
◾	the inability to move income or capital;
◾	currency exchange fluctuations and currency exchange restrictions, including exchange or similar controls that may limit our ability to convert local currency into U.S. dollars and transfer funds out of a local jurisdiction.
◾	involvement in judicial proceedings in unfavorable jurisdictions;
◾	repudiation or nationalization of contracts;
◾	damage to our equipment or violence directed at our employees, including kidnappings;
◾	terrorist acts, war, piracy and civil unrest;
◾	seizure, expropriation or nationalization of our assets or of our customers’ property; and
◾	public health threats, including pandemics, epidemics, severe influenza, coronaviruses and other highly communicable viruses or diseases.

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

Governments in some countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries, including local content requirements for participating in tenders for certain drilling contracts.  Many governments currently favor or effectively, or may in the future favor or effectively require, the awarding of drilling contracts to local contractors or require nonlocal contractors to employ citizens of, or purchase supplies from, a particular jurisdiction or require use of a local agent.  We cannot predict whether any changes to laws, regulations or interpretations thereof would result in modifications to our operations nor whether any such modifications would have a material impact to our business.  In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility.  In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work by major energy companies and may continue to do so.

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

Our ability to operate worldwide depends on our ability to obtain the necessary visas and work permits for our personnel to travel in and out of, and to work in, the jurisdictions in which we operate.  Governmental actions in some of the jurisdictions in which we operate may make it difficult for us to move our personnel in and out of these jurisdictions by delaying or withholding the approval of these permits.  If we are unable to obtain visas and work permits for the employees we need to conduct our operations on a timely basis, we might not be able to perform our obligations under our drilling contracts, which could allow our customers to cancel the contracts.  If our customers cancel some of our drilling contracts, and we are unable to secure new drilling contracts on a timely basis and on substantially similar terms, it could have a material adverse effect on our business and on our financial position, results of operations or cash flows.

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

We are subject to a variety of disputes, investigations and litigation.  Certain of our subsidiaries are subject to and have been involved in litigation with certain of our customers and other constituents.  Certain of our subsidiaries are named as defendants in numerous lawsuits alleging personal grievances or injury, including as a result of exposure to asbestos or toxic fumes or resulting from other occupational diseases, such as silicosis, and various other medical issues that can remain undiscovered for a considerable amount of time.  Some of these subsidiaries that have been put on notice of potential liabilities have no assets.  Certain subsidiaries are subject to litigation relating to environmental damage.  We are also subject to a number of significant tax disputes.  We cannot predict the outcome of these investigations and cases or the potential costs to resolve them.  Insurance may not be applicable or sufficient in all cases and insurers may not remain solvent and policies may not be located.  Suits against non-asset-owning subsidiaries have given and may in the future give rise to alter ego or successor-in-interest claims against us and our asset-owning subsidiaries to the extent a subsidiary is unable to pay a claim or insurance is not available or sufficient to cover the claims.  To the extent that one or more pending or future investigations or litigation matters is not resolved in our favor and is not covered by insurance, such matter or matters could have a material adverse effect on our financial position, results of operations or cash flows.

We are subject to cybersecurity risks and threats as well as risks related to the use of artificial intelligence and the regulation of data privacy and security.

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

Our business has introduced and continues to incorporate AI to improve our processes and to further improve productivity.  Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, reputational harm, liability or other adverse consequences to our business operations, all of which could adversely affect our business, financial condition and results of operations.

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

Acts of terrorism, piracy and political and social unrest could affect the market for drilling services.

Acts of terrorism and social unrest, brought about by world political events or otherwise, have caused instability in the world’s financial and insurance markets in the past and may occur in the future.  Such acts could be directed against companies such as ours.  In addition, acts of terrorism, piracy and social unrest could lead to increased volatility in prices for crude oil and natural gas and could affect the market for drilling services.  Insurance premiums could increase and coverage may be unavailable in the future.  Government regulations may effectively preclude us from engaging in business activities in certain countries.  These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future.  Our drilling contracts do not generally provide indemnification against loss of capital assets or loss of revenues resulting from acts of terrorism, piracy or political or social unrest.  We have limited insurance for our assets providing coverage for physical damage losses resulting from certain risks, such as terrorist acts, piracy, vandalism, sabotage, civil unrest, expropriation and acts of war, and we do not carry insurance for loss of revenues resulting from such risks.

Risks related to taxes

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we have operations, are incorporated or are resident could result in a higher effective tax rate on our consolidated earnings and increase our cash tax payments.

We are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate and earn income, and such changes could include laws or policies directed toward companies organized in jurisdictions with low tax rates with the intent to increase their tax burden.  Several jurisdictions have implemented and continue to implement the Organization for Economic Co-operation and Development Pillar 2 or other tax related provisions that are aimed at preventing base erosion and profit shifting, ensuring income is subject to a minimum level of taxation and preventing treaty misuse.  The application of these provisions is not always certain, and jurisdictions are still developing their rules and interpretations with regard to same.  Any material change to tax laws, treaties, regulations or policies, their interpretation or application, or the adoption of new interpretations of existing laws and rulings, in any of the jurisdictions in which we operate, are incorporated or resident, could result in a higher effective tax rate on our worldwide earnings and such change could have a significant adverse effect on our financial position, results of operations or cash flows.

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

Under Swiss law, our shareholders may approve a general share capital authorization, referred to under Swiss law as a capital band, that allows the board of directors to issue new shares without additional shareholder approval within a period of up to five years and for up to a maximum of 50 percent of a company’s issued share capital.  The general share capital authorization approved by shareholders at the May 2025 annual general meeting provides for a capital band that authorizes our board of directors to issue up to 188,165,780 new fully paid-in shares for general corporate purposes at any time until May 30, 2026.  Our board of directors has made full use of the general share issuance authorization under Article 5, Section A of our Articles of Association by issuing 188,165,780 shares into Transocean’s treasury.  Accordingly, shareholders at our annual general meeting in May 2026 may be requested to approve a renewal and increase of our general share capital authorization for an additional term.  Subject to certain exceptions, Swiss law also grants preemptive rights to existing shareholders to subscribe for new issuances of shares.  Further, Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions.  Swiss law also reserves for shareholder approval certain corporate actions, such as approval of dividends, over which a board of directors would have authority in some other jurisdictions.  These Swiss law requirements relating to our capital management may limit our flexibility to swiftly implement certain initiatives or strategies, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

We are required, from time to time, to evaluate the carrying amount of our investments in affiliates, as presented on our Swiss standalone balance sheet.  If we determine that the carrying amount of any such investment exceeds its fair value, we may conclude that such investment is impaired.  Any recognized loss associated with such a non-cash impairment could result in our net assets no longer covering our statutory share capital and statutory capital reserves.  Under Swiss law, if our net assets cover less than 50 percent of our statutory share capital and the non-distributable part of the statutory capital and profit reserves, the board of directors must take appropriate measures or, to the extent such measures fall within the competence of the general meeting of shareholders, convene a general meeting of shareholders, and propose measures to remedy such a capital loss.  Appropriate measures depend on the circumstances and the magnitude of the recognized loss and may include seeking shareholder approval for offsetting the aggregate loss, or a portion thereof, with our statutory capital reserves, including qualifying additional paid-in capital otherwise available for distributions to shareholders, or raising new equity.  Depending on the circumstances, we may also need to use qualifying additional paid-in capital available for distributions to reduce our accumulated net loss and such use might reduce our ability to make distributions without subjecting our shareholders to Swiss withholding tax.

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

Under Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax based on the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid-in capital, if any.  At our 2009 annual general meeting, shareholders approved a share repurchase program.  If we repurchase shares, we expect to use an alternative procedure pursuant to which we repurchase shares via a “virtual second trading line” from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  The use of such “virtual second trading line” with respect to share repurchase programs is subject to the approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.

We are subject to anti-takeover provisions.

Our articles of association and Swiss law contain provisions that could prevent or delay an acquisition of the company by means of a tender offer, a proxy contest or otherwise.  Actions taken under such provisions may adversely affect prevailing market prices for our shares, and could, among other things:

◾	provide that the board of directors is authorized, within the limits set forth in the Articles of Association, to issue a specified number of shares. As of February 17, 2026, the board’s issuance authority under the capital band has been fully utilized and no further shares may currently be issued. However, the board’s authority to reduce the share capital within the capital band, remains in effect. Upon any such reduction of share capital, the board’s authority to issue new shares would again become available, up to the limits provided in the Articles of Association and subject to the expiry of the capital band on May 30, 2026, unless renewed or amended by the shareholders in accordance with the company’s practice;
◾	provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of 11.7 percent of the share capital registered in the commercial register as of February 17, 2026 without obtaining additional shareholder approval through: (1) the exercise of conversion, exchange, option, warrant or similar rights for the subscription of shares granted in connection with bonds, options, warrants or other securities newly or already issued in national or international capital markets or new or already existing contractual obligations by or of any of our subsidiaries; or (2) in connection with the issuance of shares, options or other share-based awards;
◾	provide that any shareholder who wishes to propose any business or to nominate a person or persons for election as director at any annual meeting may only do so if we are given advance notice;
◾	provide that directors can be removed from office only by the affirmative vote of the holders of at least 66 2/3 percent of the shares entitled to vote;
◾	provide that a merger or demerger transaction requires the affirmative vote of the holders of at least 66 2/3 percent of the shares represented at the meeting and provide for the possibility of a so-called cash-out or squeeze-out merger if the acquirer controls 90 percent of the outstanding shares entitled to vote at the meeting;
◾	provide that any action required or permitted to be taken by the holders of shares must be taken at a duly called annual or extraordinary general meeting of shareholders;
◾	limit the ability of our shareholders to amend or repeal some provisions of our articles of association; and
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

As of the date of our filing of this report, we are not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on our business operations.  Given the rapid evolution of cyber-related attack techniques, including through the use of AI, cybersecurity risks associated with our information technology systems and the systems of our customers and vendors continue to grow.  Notwithstanding our cybersecurity management processes, a future cybersecurity incident could have a material adverse effect on our business or on our financial position, results of operations or cash flows.  See “Item 1A. Risk Factors—Risks related to laws, regulation, and governmental compliance—We are subject to cybersecurity risks and threats as well as risks related to the use of artificial intelligence and the regulation of data privacy and security.”

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

As of December 31, 2025, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc. (“TODDI”), our wholly owned subsidiary, received a letter from the U.S. Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National

Pollutant Discharge Elimination System permit for the western U.S. Gulf of America (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S. Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to administrative monitoring and reporting obligations.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we initiated settlement discussions with the DOJ, which concluded with the execution of a civil consent decree by and between the DOJ, EPA, and TODDI, effective January 3, 2024 (the “Consent Decree”), that resolved the claims of the DOJ based upon the alleged violations of our Permit and the CWA.  Pursuant to the Consent Decree, we agreed to pay an immaterial monetary civil penalty, and we further agreed (i) to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance, including implementing certain procedures and submitting reports and other information, in each case according to the timelines and as described in the Consent Decree, (ii) to appoint an independent auditor to review, audit and report on our compliance with certain of our obligations thereunder, and (iii) to certain non-exclusive stipulated monetary penalties if we fail to comply with applicable provisions of the Consent Decree.  We may request termination of the Consent Decree after we have (x) completed timely the civil penalty payment and any accrued stipulated penalty requirements of the Consent Decree, and (y) maintained continuous satisfactory compliance with the Consent Decree for at least three years.  We do not believe that the enforcement of the Consent Decree would have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares of Our Common Equity

Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  On February 17, 2026, we had 1,102,848,748 shares outstanding and 4,246 holders of record of our shares.

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

Swiss withholding tax on dividends and similar distributions to shareholders—A Swiss withholding tax of 35 percent is due on dividends and similar distributions to our shareholders from us, regardless of the place of residency of the shareholder, subject to the exceptions discussed under “Exemption” below.  We will be required to withhold at such rate and remit on a net basis any payments made to a holder of our shares and pay such withheld amounts to the Swiss federal tax authorities.

Exemption—Distributions to shareholders in the form of a par value reduction or out of qualifying additional paid-in capital for Swiss statutory purposes are exempt from Swiss withholding tax.  On December 31, 2025, the aggregate amount of par value of our outstanding shares was $110.2 million, and the aggregate amount of qualifying additional paid-in capital of our outstanding shares was $18.1 billion.  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

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

If we repurchase shares, we expect to use an alternative procedure pursuant to which we repurchase our shares via a "virtual second trading line" from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  The use of such “virtual second trading line” with respect to share repurchase programs is subject to approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.  The repurchase of shares for purposes other than for cancellation, such as to retain as treasury shares for use in connection with stock incentive plans, convertible debt or other instruments within certain periods, are not generally subject to Swiss withholding tax.  In addition, in November 2025, the U.S. Department of the Treasury adopted final regulations under the Inflation Reduction Act of 2022, whereby an excise tax of one percent would be imposed on stock repurchases in the event one of our U.S. subsidiaries funds the stock repurchase.

Own share limitation—Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and if the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 17, 2026, together, Transocean Ltd. and Transocean International Limited, a Bermuda exempted company and our wholly owned subsidiary, held as treasury shares 8.4 percent of our issued shares.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the number of shares held as treasury shares as of February 17, 2026, 1.6 percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the currently approved program.

Share repurchase program—In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At December 31, 2025, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $4.09 billion.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
October 2025	—	$—	—	$4,091
November 2025	—	—	—	4,091
December 2025	—	—	—	4,091
Total	—	$—	—	$4,091

Item 6.RESERVED

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 17, 2026, we owned or had partial ownership interests in and operated 27 mobile offshore drilling units, consisting of 20 ultra-deepwater drillships and seven harsh environment semisubmersibles.

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

The information contained in this section should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K.  The following discussion of our results of operations and liquidity and capital resources includes comparisons for the years ended December 31, 2025 and 2024.  For a discussion, including comparisons, of our results of operations and liquidity and capital resources for the years ended December 31, 2024 and 2023, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the United States (“U.S.”) Securities and Exchange Commission on February 18, 2025.

Significant Events

Agreement to acquire Valaris—On February 9, 2026, we and Valaris Limited, an exempted company limited by shares incorporated under the laws of Bermuda ("Valaris"), entered into a Business Combination Agreement (the "Agreement") providing for the combination of Transocean and Valaris (the "Business Combination").  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, we will acquire all of the issued and outstanding common shares, par value $0.01 each, of Valaris (the “Valaris Shares”) in exchange for Transocean Ltd. shares, par value $0.10 each, at an exchange ratio of 15.235 Transocean Ltd. shares for each Valaris Share.  See Notes to Consolidated Financial Statements—Note 1—Business.

Held-for-sale asset impairments—In the year ended December 31, 2025, we recognized an aggregate loss of $3.05 billion ($3.04 billion, or $3.16 per diluted share, net of tax), associated with the impairment of six ultra-deepwater floaters and one harsh environment floater, together with related assets, which we determined were impaired at the time we classified the assets as held for sale, and two ultra-deepwater floaters, together with related assets, which we previously classified as held for sale and determined the assets were further impaired.  See “—Operating Results.”

Disposal of assets—In the year ended December 31, 2025, we completed the sale of the ultra-deepwater floaters Development Driller III, Discoverer Americas, Discoverer Clear Leader, Discoverer Inspiration, Discoverer Luanda and GSF Development Driller I, together with related assets, for aggregate net cash proceeds of $71 million.  In January 2026, we completed the sale of the ultra-deepwater drillship Discoverer India, together with related assets, for aggregate net cash proceeds of $14 million, including $1 million received as a deposit in the year ended December 31, 2025.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Share issuance—In September 2025, we issued 143.8 million Transocean Ltd. shares and received $421 million aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt issuance—In October 2025, we issued $500 million aggregate principal amount of 7.875% senior guaranteed notes due October 2032 (the “7.875% Senior Guaranteed Notes”) and received $492 million aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt redemption—In October 2025, we made an aggregate cash payment of $903 million, including related costs, to fully redeem $655 million aggregate principal amount of 8.00% senior notes due February 2027 and $248 million aggregate principal amount of 6.875% senior secured notes due February 2027.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt exchanges—In the year ended December 31, 2025, we entered into separate, individually negotiated agreements (as amended, the “Exchange Agreements”) with certain holders of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Exchangeable Bonds”).  In the year ended December 31, 2025, the holders exchanged $196 million aggregate principal amount of 4.00% Exchangeable Bonds under the terms of the Exchange Agreements and received an aggregate 73.3 million Transocean Ltd. shares.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt tender offers—In October 2025, we made an aggregate cash payment of $100 million, including related costs, to complete cash tender offers for $89 million aggregate principal amount of the validly tendered 7.35% senior notes due December 2041 (the “7.35% Senior Notes”) and $16 million aggregate principal amount of the validly tendered 7.00% notes due June 2028.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt repurchases—In the year ended December 31, 2025, we made an aggregate cash payment of $36 million, including related costs, to complete open market repurchases of $36 million aggregate principal amount of the 7.00% notes due June 2028 and $1 million aggregate principal amount of the 7.35% Senior Notes.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our industry outlook remains positive, informed by numerous long-term forecasts indicating that hydrocarbons will continue to be a critical source of energy for the foreseeable future.  In response to persistent geopolitical instability, supply chain constraints, and the limitations of renewable energy technologies, many governments and operators are reassessing their energy strategies.  Rather than accelerating a shift away from fossil fuels, many policy makers are prioritizing energy security, resulting in a diverse and resilient supply portfolio. This shift underscores the continued need for accessible, reliable, cost-effective, and transportable energy sources, with offshore oil and gas increasingly viewed as a strategic asset.  We believe these dynamics will support sustained, long-term demand for oil and natural gas.

In the context of the natural depletion of existing fields, maintaining current oil and natural gas production levels will require both the development of existing resources and continued investment in exploration to identify new reserve opportunities.  We believe that oil and natural gas producers will invest a greater portion of their budgets in offshore drilling, and particularly in deepwater, where resource potential, production longevity, and project economics are favorable, to achieve their production and reserve replacement targets.

Although hydrocarbon prices remain sensitive to geopolitical events, macroeconomic policy decisions, and short-term supply fluctuations, we expect the overall economics of deepwater projects to remain attractive.  Deepwater and harsh-environment fields continue to generate competitive economic returns and are of generally lower carbon intensity compared to many other hydrocarbon sources, making them consistently compelling for capital deployment.

While the long-term outlook for offshore drilling activity remains positive across all major deepwater sectors, we expect our customers to continue to be disciplined in capital spending.  Consistent with our prior expectations, tendering activity and contract awards increased during the latter part of 2025.  Additional contracting opportunities are anticipated through the first half of 2026 for projects commencing in 2027 and 2028.  In the near term, continued pressure on utilization may result in the retirement of uncompetitive rigs.

We expect demand for harsh-environment rigs to remain strong through the end of the decade, driven primarily by activity in Norway—the largest market for such units—and by emerging opportunities in new geographies suited for harsh-environment capable rigs.  Several high-specification semisubmersible rigs that previously mobilized to other harsh-environment markets such as Namibia, the Black Sea, and Australia may ultimately return to the region depending on project requirements and market conditions.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of February 19, 2026, our uncommitted fleet rates for each of the five years in the period ending December 31, 2030 were as follows:

	2026	2027	2028	2029	2030
Uncommitted fleet rate
Ultra-deepwater floaters	36%	52%	82%	91%	98%
Harsh environment floaters	5%	45%	97%	100%	100%

Performance and Other Key Indicators

Contract backlog—We believe our contract backlog provides an indicator of our future revenue-earning opportunities.  Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, including certain performance-based provisions for which achievement is probable, excluding provisions for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be material to our contract drilling revenues.  The contract backlog represents the maximum contract drilling revenues that can be earned considering the reported operating dayrate in effect during the firm contract period.  The contract backlog for our fleet was as follows:

	February 19,	October 15,	February 12,
	2026	2025	2025

	(in millions)
Contract backlog
Ultra-deepwater floaters	$4,477	$5,105	$6,363
Harsh environment floaters	1,587	1,623	1,965
Total contract backlog	$6,064	$6,728	$8,328

Our contract backlog includes only firm commitments which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  It does not include conditional agreements and options to extend firm commitments.

The average contractual dayrate relative to our contract backlog is defined as the average maximum contractual operating dayrate to be earned per operating day and certain performance-based provisions expected to be achieved in the measurement period.  An operating day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after operations commence.  At February 19, 2026, the contract backlog and average contractual dayrates for our fleet were as follows:

		For the years ending December 31,
	Total	2026	2027	2028	2029	2030

	(in millions, except average dayrates)
Contract backlog
Ultra-deepwater floaters	$4,477	$1,819	$1,576	$627	$359	$96
Harsh environment floaters	1,587	922	632	33	—	—
Total contract backlog	$6,064	$2,741	$2,208	$660	$359	$96

Average contractual dayrates
Ultra-deepwater floaters	$470,000	$461,000	$450,000	$488,000	$557,000	$635,000
Harsh environment floaters	$449,000	$447,000	$454,000	$424,000	$—	$—
Total fleet average	$464,000	$456,000	$451,000	$484,000	$557,000	$635,000

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

The contractual operating dayrate may be higher than the actual dayrate we ultimately receive because an alternative contractual dayrate, such as a waiting-on-weather rate, waiting-on-customer rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the actual dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.  See “Part I. Item 1A. Risk Factors—Risks related to our business—Our current backlog of contract drilling revenues may not be fully realized.”

Average daily revenue—We believe average daily revenue provides a comparative measurement unit for our revenue-earning performance.  Average daily revenue is defined as operating revenues, excluding revenues for contract terminations, reimbursements and contract intangible amortization, earned per operating day.  The average daily revenue for our fleet was as follows:

	Years ended December 31,
	2025	2024	2023
Average daily revenue
Ultra-deepwater floaters	$456,900	$428,000	$393,700
Harsh environment floaters	$456,200	$435,900	$354,300
Total fleet average daily revenue	$456,700	$430,100	$382,300

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

	Years ended December 31,
	2025	2024	2023
Revenue efficiency
Ultra-deepwater floaters	95.7%	93.4%	96.5%
Harsh environment floaters	98.4%	97.5%	97.8%
Total fleet average revenue efficiency	96.5%	94.5%	96.8%

Our revenue efficiency rate varies due to revenues earned under alternative contractual dayrates, such as a waiting-on-weather rate, waiting-on-customer rate, repair rate, standby rate, force majeure rate or zero rate, that may apply under certain circumstances.  Our revenue efficiency rate is also affected by incentive performance bonuses or penalties.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We exclude rigs that are not operating under contract, such as those that are stacked.

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Years ended December 31,
	2025	2024	2023
Rig utilization
Ultra-deepwater floaters	69.1%	57.3%	49.4%
Harsh environment floaters	82.6%	71.1%	59.1%
Total fleet average rig utilization	72.4%	60.5%	51.9%

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

Operating Results

Year ended December 31, 2025 compared to the year ended December 31, 2024

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended December 31,
	2025	2024	Change	% Change

	(in millions, except day amounts and percentages)
Operating days	8,220	7,848	372	5%
Average daily revenue	$456,700	$430,100	$26,600	6%
Revenue efficiency	96.5%	94.5%
Rig utilization	72.4%	60.5%

Contract drilling revenues	$3,965	$3,524	$441	13%

Operating and maintenance expense	(2,406)	(2,199)	(207)	(9)%
Depreciation and amortization expense	(659)	(739)	80	11%
General and administrative expense	(195)	(214)	19	9%
Loss on impairment of assets	(3,049)	(772)	(2,277)	nm
Gain (loss) on disposal of assets, net	7	(17)	24	nm
Operating loss	(2,337)	(417)	(1,920)	nm

Other income (expense), net
Interest income	40	50	(10)	(20)%
Interest expense	(555)	(362)	(193)	(53)%
Gain on retirement of debt	3	161	(158)	(98)%
Other, net	(99)	45	(144)	nm
Loss before income taxes	(2,948)	(523)	(2,425)	nm
Income tax benefit	33	11	22	nm
Net loss	$(2,915)	$(512)	$(2,403)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following: (a) approximately $140 million resulting from higher average daily revenues, (b) approximately $110 million resulting from increased utilization, (c) approximately $80 million resulting from increased revenue efficiency for the fleet, (d) approximately $70 million resulting from increased activity for the operations of our newbuild ultra-deepwater drillship Deepwater Aquila and (e) approximately $50 million resulting from increased reimbursement revenues.  These increases were partially offset by approximately $10 million resulting from one less calendar day in the year ended December 31, 2025.

Costs and expenses—Operating and maintenance costs and expenses increased for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following: (a) approximately $85 million resulting from increased activity for the operations of our active fleet, (b) approximately $50 million resulting from increased reimbursable costs, (c) a net increased loss of approximately $45 million associated with certain legal outcomes that resulted in a net non-cash loss of $20 million in the current year compared to a net gain of $25 million from favorable settlements in the earlier year, (d) approximately $35 million resulting from the operations of our newbuild Deepwater Aquila and (e) approximately $35 million resulting from the estimated effect of inflation on personnel and other operating costs.  These increases were partially offset by the following: (a) approximately $25 million resulting from rigs classified as held for sale or sold, (b) approximately $15 million resulting from lower supply chain costs and (c) approximately $5 million resulting from costs associated with the early retirement of certain personnel in the earlier year.

Depreciation and amortization expense decreased for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following: (a) $97 million resulting from rigs sold or classified as held for sale and (b) $9 million resulting from assets that were retired or had reached the end of their useful lives, partially offset by (c) $27 million resulting from one acquired harsh environment semisubmersible, one newbuild ultra-deepwater drillship and other property and equipment placed into service in the earlier year.

General and administrative costs and expenses decreased for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following: (a) $8 million resulting from decreased legal and professional fees, (b) $5 million resulting from decreased personnel costs, primarily associated with the early retirement of certain personnel in the earlier year, and (c) approximately $4 million resulting from decreased technology costs.

Impairment of assets—In the year ended December 31, 2025, we recognized a loss associated with the impairment of the ultra-deepwater floaters Deepwater Champion, Discoverer Americas, Discoverer Clear Leader, Discoverer India, Discoverer Luanda, GSF Development Driller I and the harsh environment semisubmersible Henry Goodrich together with related assets, which we determined were impaired at the time we classified them as held for sale, and Development Driller III and Discoverer Inspiration together with related assets, which were previously classified as held for sale and we determined were further impaired.  In the year ended December 31, 2024, we recognized a loss associated with the impairment of the ultra-deepwater floaters Deepwater Nautilus, Development Driller III and Discoverer Inspiration, together with related assets, which we determined were impaired at the time we classified them as held for sale.

Disposal of assets—In the year ended December 31, 2025, we recognized a net gain of $4 million associated with the disposal of rigs and related assets.  In the years ended December 31, 2025 and 2024, we recognized a net gain of $3 million and a net loss of $16 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense increased in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following: (a) $204 million increased interest resulting from a decreased gain on the fair value adjustment of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”), (b) $55 million increased interest resulting from debt issued in the earlier year and (c) $15 million increased interest resulting from interest costs capitalized for our newbuild construction program completed in the earlier year, partially offset by (d) $79 million decreased interest resulting from debt repaid as scheduled or early retired.

In the year ended December 31, 2025, we recognized a net gain on retirement of debt due to the following: (a) a net gain of $4 million associated with the retirement of $105 million aggregate principal amount of notes validly tendered in the tender offers completed in the year, partially offset by (b) a net loss of $1 million associated with the redemption of $940 million aggregate principal amount of our debt securities.  In the year ended December 31, 2024, we recognized a net gain on retirement of debt due to the following: (a) a net gain of $144 million associated with the retirement of $845 million aggregate principal amount of notes validly tendered in the tender offers completed in the year and (b) a net gain of $17 million associated with the redemption of $852 million aggregate principal amount of our debt securities.

Other expense net, increased in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following: (a) a loss of $99 million associated with, pursuant to the Exchange Agreements, the issuance of additional Transocean Ltd. shares to certain holders of 4.00% Exchangeable Bonds in the current year, (b) a net increased loss of $29 million associated with currency exchange rate changes and (c) decreased income of $22 million associated with non-service components of net periodic benefit income.

Income tax expense—In the years ended December 31, 2025 and 2024, our effective tax rate was 1.1 percent and 2.2 percent, respectively, based on loss before income tax benefit.  In the years ended December 31, 2025 and 2024, the effect of various discrete period tax items was a net tax benefit of $193 million and $158 million, respectively.  In the year ended December 31, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances, rig ownership changes and rig basis changes related to impairments.  In the year ended December 31, 2024, such discrete items included changes to deferred taxes resulting from operational and structural changes related to rig movements and asset impairments, changes to valuation allowances and settlements and expirations of various uncertain tax positions.  In the years ended December 31, 2025 and 2024, our effective tax rate, excluding discrete items, was 81.2 percent and 159.1 percent, respectively, based on income or loss before income tax expense.  In the year ended December 31, 2025 compared to the year ended December 31, 2024, our effective tax rate excluding discrete items increased primarily due to changes in the relative blend of income from operations in certain jurisdictions.

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

Liquidity and Capital Resources

Sources and uses of cash

In the year ended December 31, 2025, our primary sources of cash were net cash provided by our operating activities, net cash proceeds from the issuance of shares and net cash proceeds from the issuance of debt.  Our primary uses of cash were debt repayments and capital expenditures.

	Years ended December 31,
	2025	2024	Change

	(in millions)
Cash flows from operating activities
Net loss	$(2,915)	$(512)	$(2,403)
Non-cash items, net	3,773	1,201	2,572
Changes in operating assets and liabilities, net	(109)	(242)	133
	$749	$447	$302

Net cash provided by operating activities increased primarily due to (a) increased cash received from customers and (b) decreased cash paid to suppliers, partially offset by (c) increased cash paid for personnel-related costs.

	Years ended December 31,
	2025	2024	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(123)	$(254)	$131
Investment in loan to unconsolidated affiliates	—	(3)	3
Proceeds from disposal of assets, net of costs to sell	84	101	(17)
Proceeds from disposal of equity investment in unconsolidated affiliate	6	—	6
Cash acquired in acquisition of unconsolidated affiliates	—	5	(5)
	$(33)	$(151)	$118

Net cash used in investing activities decreased primarily due to (a) decreased capital expenditures, resulting principally from the completion of our newbuild construction program in the earlier year, partially offset by (b) decreased proceeds from disposal of assets.

	Years ended December 31,
	2025	2024	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(1,556)	$(2,103)	$547
Proceeds from issuance of debt, net of issue costs	492	1,770	(1,278)
Proceeds from issuance of shares, net of issue costs	421	—	421
Other, net	(17)	(17)	—
	$(660)	$(350)	$(310)

Net cash used in financing activities increased primarily due to (a) decreased net cash proceeds from the issuance of $500 million aggregate principal amount of 7.875% Senior Guaranteed Notes in the current year compared to the issuance of $900 million aggregate principal amount of 8.25% senior notes due May 2029 and $900 million aggregate principal amount of 8.50% senior secured notes due May 2031 in the earlier year, partially offset by (b) decreased cash used to repay debt, resulting principally from the early retirement of $1.05 billion aggregate principal amount of certain debt securities in redemptions, tender offers and repurchases in the current year compared to the early retirement of $1.70 billion aggregate principal amount of certain of our debt securities in redemptions and tender offers completed in the earlier year, and (c) net cash proceeds from the issuance of shares with no comparable activity in the earlier year.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities and installments or other debt-related deposits or reservations of unrestricted cash.  At December 31, 2025, we had $620 million in unrestricted cash and cash equivalents and $377 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

We have a Secured Credit Facility that provides us with a borrowing capacity of $510 million through its maturity on June 22, 2028.  Our Secured Credit Facility, which is secured by, among other things, a lien on eight of our ultra-deepwater drillships and two of our harsh environment semisubmersibles, contains certain restrictive covenants, including a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0 and a minimum liquidity requirement of $200 million, among others.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, us to pay dividends and repurchase our shares.  For more information about our Secured Credit Facility and our outstanding debt instruments, see Notes to Consolidated Financial Statements—Note 8—Debt.

Although we currently anticipate relying on these sources of liquidity, including cash flows from operating activities and borrowings under our Secured Credit Facility, among others, we may in the future consider establishing additional financing arrangements with banks or other capital providers and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  Our secured indentures include collateral rig leverage ratios.  During periods where collateral rigs have experienced reduced levels of operating efficiency or utilization, we have in the past deposited cash into the applicable debt service reserve account and taken other actions, including obtaining consents of holders of certain of our secured debt, as applicable, in order to satisfy the applicable collateral rig leverage ratio, and we may in the future take such actions from time to time, as necessary.  For more information about our indentures and our debt and equity securities, see Notes to Consolidated Financial Statements—Note 8—Debt and Notes to Consolidated Financial Statements—Note 13—Equity.

Debt and equity markets—From time to time, we seek to access the capital markets in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity position.  For example, we have completed multiple debt and equity transactions, including tender offers, redemptions, exchanges and retirement of existing debt.  Subject to then-existing market conditions and our expected liquidity needs, among other factors, we may also use existing unrestricted cash balances, cash flows from operating activities, or proceeds from asset sales to manage our capital structure, including by purchasing or exchanging any of our debt or equity securities in the open market, in privately negotiated transactions, or through tender or exchange offers, or by redeeming any of our outstanding debt securities pursuant to the terms of the applicable governing document, if applicable.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.  For more information about our debt and equity transactions during the three-year period ended December 31, 2025, see Notes to Consolidated Financial Statements—Note 8—Debt and Notes to Consolidated Financial Statements—Note 13—Equity.

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

From time to time, we may also review the possible disposition of certain drilling assets.  During the year ended December 31, 2025, we completed the disposal of six ultra-deepwater floaters, together with related assets, in sales for recycling.  As of December 31, 2025, we had classified as held for sale two ultra-deepwater drillships and one harsh environment semisubmersible, together with related assets, and we have committed to sell these drilling units for recycling.  In January 2026, we completed the sale of one ultra-deepwater drillship, together with related assets, previously classified as held for sale.  Considering market conditions, we may identify additional drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Consolidated Financial Statements—Note 6—Long-Lived Assets.

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

Other commercial commitments—We have other commercial commitments, such as standby letters of credit and surety bonds that guarantee certain performance activities, tax commitments and customs or other obligations in various jurisdictions.  The cash obligations of these commitments, which are primarily geographically concentrated in Brazil, are not normally called because we typically comply with the underlying performance requirements.  For additional information regarding our standby letters of credit and surety bond guarantees, see Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies.

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

Our tax returns are undergoing examinations in several taxing jurisdictions covering various years.  We review our assets and liabilities on an ongoing basis and, to the extent audits or other events cause us to adjust our previously recognized assets or liabilities, we record those adjustments in the period of the event.  Our potential tax liabilities are dependent on numerous factors that cannot be reasonably projected, including among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the taxes paid to one country that either produce, or fail to produce, offsetting tax changes in other countries.

Unrecognized tax benefits—We establish liabilities for estimated tax exposures, and we recognize the provisions and benefits resulting from changes to those liabilities, together with related interest and penalties, in income tax expense or benefit.  Income tax exposure items primarily include potential challenges to permanent establishment or active trading positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  Such tax exposures may be affected by changes in applicable tax law or other factors, which could cause us to revise our prior estimates, and are generally resolved through the settlement of audits within the tax jurisdictions or by judicial means.  At December 31, 2025 and 2024, we had unrecognized tax benefits of $302 million and $414 million, respectively, including interest and penalties, against which we recorded net operating loss deferred tax assets of $235 million and $372 million, respectively, resulting in net unrecognized tax benefits of $67 million and $42 million, respectively, including interest and penalties, that upon reversal would favorably impact our effective tax rate.

Valuation allowance—We apply significant judgment to determine whether our deferred tax assets will be fully or partially realized.  To evaluate our ability to realize deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  We continually evaluate opportunities to utilize our deferred tax assets.  We record a valuation allowance for deferred tax assets when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.  For example, we may record a valuation allowance for deferred tax assets resulting from net operating losses incurred during the year in certain jurisdictions for which the benefit of the losses will not be realized or for foreign tax credit carryforwards that may expire prior to their utilization.  During the years ended December 31, 2025 and 2024, in connection with our evaluation of the projected realizability of our deferred tax assets, we determined that our consolidated cumulative loss incurred over the recent three-year period has limited our ability to consider other subjective evidence, such as projected contract activity rather than contract backlog.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Property and equipment

Overview—We apply significant judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for useful lives and salvage values.  At December 31, 2025 and 2024, the carrying amount of our property and equipment was $12.58 billion and $15.83 billion, respectively, representing 80 percent and 82 percent, respectively, of our total assets.

Useful lives and salvage values—We depreciate our assets using the straight-line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  We may also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.  At December 31, 2025, a hypothetical one-year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $22 million and a hypothetical one-year decrease would cause an increase in our annual depreciation expense of approximately $12 million.

Long-lived asset impairment—We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable.  Potential impairment indicators include rapid declines in commodity prices and related market conditions, declines in dayrates or utilization, cancellations of contracts or credit concerns of multiple customers.  During periods of oversupply, we may idle or stack rigs for extended periods of time until market conditions change, or we may elect to sell certain rigs for scrap, which in combination with other indicators above, could be an indication that an asset group may be impaired since supply and demand are the key drivers of rig utilization and our ability to contract our rigs at economical rates.  Our rigs are mobile units, equipped to operate in geographic regions throughout the world and, consequently, we may mobilize rigs from an oversupplied region to a more profitable and temporarily undersupplied region when it is economical to do so.  Many of our contracts generally allow our customers to relocate our rigs from one geographic region to another, subject to certain conditions, and our customers utilize this capability to meet their worldwide drilling requirements.  Accordingly, our rigs are considered to be interchangeable within each asset group, and we evaluate impairment by asset group.  We consider our asset groups to be ultra-deepwater floaters and harsh environment floaters.

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

We also consider a held-for-sale asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.  In the years ended December 31, 2025, 2024, and 2023, we recognized a loss of $3.05 billion, $772 million, and $57 million, respectively, associated with the impairment of assets that we determined were impaired at the time we classified such assets as held for sale or we identified changes in circumstances that indicated assets previously classified as held for sale were further impaired.  See Notes to Consolidated Financial Statements—Note 6—Long-Lived Assets.

Other Matters

Related party transactions

During the year ended December 31, 2025, we entered into certain related party transactions with our unconsolidated affiliates.  For additional information regarding our related party transactions, see Notes to Consolidated Financial Statements—Note 4—Unconsolidated Affiliates and Notes to Consolidated Financial Statements—Note 8—Debt.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to equity price risk related to our exchangeable bonds and currency exchange rate risk related to our international operations.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of December 31, 2025, for each of the five years in the period ending December 31, 2030 and thereafter (in millions, except interest rate percentages):

	Years ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$458	$435	$612	$1,277	$411	$2,493	$5,686	$5,755
Average interest rate	7.26%	7.66%	7.90%	7.56%	8.75%	7.83%

At December 31, 2025 and 2024, the fair value of our outstanding debt was $5.76 billion and $6.89 billion, respectively.  During the year ended December 31, 2025, the fair value of our debt decreased by $1.13 billion due to the following: (a) a decrease of $1.07 billion resulting from debt retired in tender offers, redemptions and repurchases, (b) a decrease of $484 million resulting from scheduled repayments and (c) a decrease of $207 million due to principal reduction of the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements.  These decreases were partially offset by the following: (a) an increase of $522 million resulting from the issuance of 7.875% Senior Guaranteed Notes and (b) a net increase of $108 million resulting from changes in the market prices of our outstanding debt.  See Notes to Consolidated Financial Statements—Note 8—Debt and Notes to Consolidated Financial Statements—Note 19—Risk Concentration.

The majority of our cash equivalents is subject to variable interest rates or short-term interest rates and such cash equivalents earn commensurately higher rates of return when interest rates increase.

Equity price risk—We are exposed to equity price risk primarily related to the bifurcated compound exchange feature contained within the indenture governing the 4.625% Exchangeable Bonds.  The market price of our shares is the primary driver of the fair value of the exchange feature.  At December 31, 2025, the fair value of the bifurcated compound exchange feature was $126 million.  At December 31, 2025, a 10 percent hypothetical increase or decrease to the market price of our shares would result in a $30 million increase or $21 million decrease, respectively, to the carrying amount of the exchange feature, recorded as a component of our debt, and a corresponding adjustment to interest expense.  See Notes to Consolidated Financial Statements—Note 8—Debt and Notes to Consolidated Financial Statements—Note 19—Risk Concentration.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, as described in Internal Control-Integrated Framework, as published in 2013.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Transocean Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Transocean Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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
February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s income tax provision process, including controls over management’s review of the identification of deferred income taxes and changes in the tax structure and tax laws and regulations that may impact the completeness of the Company’s deferred income tax provision.

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

Houston, Texas
February 23, 2026

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years ended December 31,
	2025	2024	2023

Contract drilling revenues	$3,965	$3,524	$2,832

Costs and expenses
Operating and maintenance	2,406	2,199	1,986
Depreciation and amortization	659	739	744
General and administrative	195	214	187
	3,260	3,152	2,917

Loss on impairment of assets	(3,049)	(772)	(57)
Gain (loss) on disposal of assets, net	7	(17)	(183)
Operating loss	(2,337)	(417)	(325)

Other income (expense), net
Interest income	40	50	52
Interest expense, net of amounts capitalized	(555)	(362)	(646)
Gain (loss) on retirement of debt	3	161	(31)
Other, net	(99)	45	9
	(611)	(106)	(616)

Loss before income taxes	(2,948)	(523)	(941)
Income tax expense (benefit)	(33)	(11)	13

Net loss	(2,915)	(512)	(954)
Net income attributable to noncontrolling interest	—	—	—
Net loss attributable to controlling interest	$(2,915)	$(512)	$(954)

Loss per share
Basic	$(3.04)	$(0.60)	$(1.24)
Diluted	$(3.04)	$(0.76)	$(1.24)

Weighted-average shares outstanding
Basic	960	850	768
Diluted	960	925	768

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Years ended December 31,
	2025	2024	2023

Net loss	$(2,915)	$(512)	$(954)
Net income attributable to noncontrolling interest	—	—	—
Net loss attributable to controlling interest	(2,915)	(512)	(954)

Components of net periodic benefit costs before reclassifications	(9)	37	6
Components of net periodic benefit costs reclassified to net loss	1	2	—
Other comprehensive income (loss) before income taxes	(8)	39	6
Income taxes related to other comprehensive income (loss)	—	—	2

Other comprehensive income (loss)	(8)	39	8
Other comprehensive income attributable to noncontrolling interest	—	—	—
Other comprehensive income (loss) attributable to controlling interest	(8)	39	8

Total comprehensive loss	(2,923)	(473)	(946)
Total comprehensive income attributable to noncontrolling interest	—	—	—
Total comprehensive loss attributable to controlling interest	$(2,923)	$(473)	$(946)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$620	$560
Accounts receivable, net	540	564
Materials and supplies, net	378	439
Assets held for sale	24	343
Restricted cash and cash equivalents	377	381
Other current assets	142	165
Total current assets	2,081	2,452

Property and equipment	17,451	22,417
Less accumulated depreciation	(4,874)	(6,586)
Property and equipment, net	12,577	15,831

Deferred tax assets, net	61	45
Other assets	923	1,043
Total assets	$15,642	$19,371

Liabilities and equity
Accounts payable	$242	$255
Accrued income taxes	22	31
Debt due within one year	445	686
Other current liabilities	627	691
Total current liabilities	1,336	1,663

Long-term debt	5,212	6,195
Deferred tax liabilities, net	404	499
Other long-term liabilities	582	729
Total long-term liabilities	6,198	7,423

Commitments and contingencies

Shares, $0.10 par value, 1,204,009,681 authorized, 141,262,093 conditionally authorized, 1,204,009,681 issued and 1,101,528,481 outstanding at December 31, 2025, and 1,057,879,029 authorized, 141,262,093 conditionally
authorized, 940,828,901 issued and 875,830,772 outstanding at December 31, 2024	110	87
Additional paid-in capital	15,604	14,880
Accumulated deficit	(7,460)	(4,545)
Accumulated other comprehensive loss	(146)	(138)
Total controlling interest shareholders’ equity	8,108	10,284
Noncontrolling interest	—	1
Total equity	8,108	10,285
Total liabilities and equity	$15,642	$19,371

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Years ended December 31,			Years ended December 31,
	2025	2024	2023	2025	2024	2023

	Quantity			Amount
Shares
Balance, beginning of period	876	809	722	$87	$81	$71
Issuance of shares	226	67	87	23	6	10
Balance, end of period	1,102	876	809	$110	$87	$81

Additional paid-in capital
Balance, beginning of period				$14,880	$14,544	$13,984
Share-based compensation				35	47	40
Issuance of shares				689	289	520
Balance, end of period				$15,604	$14,880	$14,544

Accumulated deficit
Balance, beginning of period				$(4,545)	$(4,033)	$(3,079)
Net loss attributable to controlling interest				(2,915)	(512)	(954)
Balance, end of period				$(7,460)	$(4,545)	$(4,033)

Accumulated other comprehensive loss
Balance, beginning of period				$(138)	$(177)	$(185)
Other comprehensive income (loss) attributable to controlling interest				(8)	39	8
Balance, end of period				$(146)	$(138)	$(177)

Total controlling interest shareholders’ equity
Balance, beginning of period				$10,284	$10,415	$10,791
Total comprehensive loss attributable to controlling interest				(2,923)	(473)	(946)
Share-based compensation				35	47	40
Issuance of shares				712	295	530
Balance, end of period				$8,108	$10,284	$10,415

Noncontrolling interest
Balance, beginning of period				$1	$1	$1
Distribution to holder of noncontrolling interest				(1)	—	—
Balance, end of period				$—	$1	$1

Total equity
Balance, beginning of period				$10,285	$10,416	$10,792
Total comprehensive loss				(2,923)	(473)	(946)
Share-based compensation				35	47	40
Issuance of shares				712	295	530
Distribution to holder of noncontrolling interest				(1)	—	—
Balance, end of period				$8,108	$10,285	$10,416

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(2,915)	$(512)	$(954)
Adjustments to reconcile to net cash provided by operating activities:
Amortization of contract intangible asset	—	4	52
Depreciation and amortization	659	739	744
Share-based compensation expense	35	47	40
Loss on impairment of assets	3,049	772	57
(Gain) loss on disposal of assets, net	(7)	17	183
Amortization of debt-related balances, net	48	53	51
(Gain) loss on adjustment to bifurcated compound exchange feature	(10)	(214)	127
(Gain) loss on retirement of debt	(3)	(161)	31
Loss on conversion of debt to equity	99	—	27
Loss on impairment of investment in unconsolidated affiliate	—	5	5
Deferred income tax expense (benefit)	(111)	(42)	18
Other, net	14	(19)	(1)
Changes in contract liabilities, net	(170)	45	70
Changes in deferred costs, net	86	(2)	(190)
Changes in other operating assets and liabilities, net	(25)	(285)	(96)
Net cash provided by operating activities	749	447	164

Cash flows from investing activities
Capital expenditures	(123)	(254)	(427)
Investment in loans to unconsolidated affiliates	—	(3)	(3)
Investment in equity of unconsolidated affiliates	—	—	(10)
Proceeds from disposal of assets, net of costs to sell	84	101	10
Proceeds from disposal of equity investment in unconsolidated affiliate	6	—	—
Cash acquired in acquisition of unconsolidated affiliates	—	5	7
Net cash used in investing activities	(33)	(151)	(423)

Cash flows from financing activities
Repayments of debt	(1,556)	(2,103)	(1,717)
Proceeds from issuance of debt, net of issue costs	492	1,770	1,983
Proceeds from issuance of shares, net of issue costs	421	—	—
Other, net	(17)	(17)	(3)
Net cash provided by (used in) financing activities	(660)	(350)	263

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	56	(54)	4
Unrestricted and restricted cash and cash equivalents, beginning of period	941	995	991
Unrestricted and restricted cash and cash equivalents, end of period	$997	$941	$995

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of December 31, 2025, we owned or had partial ownership interests in and operated a fleet of 27 mobile offshore drilling units, consisting of 20 ultra-deepwater drillships and seven harsh environment semisubmersibles.

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

Agreement to acquire Valaris Limited

On February 9, 2026, we and Valaris Limited, an exempted company limited by shares incorporated under the laws of Bermuda ("Valaris"), entered into a Business Combination Agreement (the "Agreement") providing for the combination of Transocean and Valaris (the "Business Combination").  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, we will acquire all of the issued and outstanding common shares, par value $0.01 each, of Valaris (the “Valaris Shares”) in exchange for Transocean Ltd. shares, par value $0.10 each, at an exchange ratio of 15.235 Transocean Ltd. shares for each Valaris Share.  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, at the time on which the order of the Supreme Court of Bermuda providing for its sanction of the Scheme of Arrangement is filed with the Registrar of Companies of Bermuda, the Business Combination will become effective and Valaris will become our wholly owned subsidiary.  The board of directors of Transocean and Valaris each unanimously approved and declared advisable the Agreement and the transactions contemplated thereby, including the Business Combination.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

We recognize currency exchange rate gains and losses in other, net.  In the years ended December 31, 2025, 2024 and 2023, we recognized a net loss of $13 million, a net gain of $16 million and a net gain of $10 million, respectively, related to currency exchange rates.

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

Materials and supplies—We record materials and supplies at their average cost less an allowance for excess items.  We estimate the allowance for excess items based on historical experience and expectations for future use of the materials and supplies.  At December 31, 2025 and 2024, our allowance for excess items was $140 million and $178 million, respectively.  The decrease was primarily due to the disposal of materials and supplies associated with rigs and related assets sold or classified as held for sale.

Assets held for sale—We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination.  The carrying amount of our assets held for sale is measured at the lower of its carrying amount or fair value less

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

cost to sell.  We consider a held-for-sale asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.  See Note 6—Long-Lived Assets.

Property and equipment—We apply judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for cost capitalization, useful lives and salvage values.  We base our estimates and assumptions on historical experience and expectations regarding future industry conditions and operations.  At December 31, 2025, the aggregate carrying amount of our property and equipment represented 80 percent of our total assets.

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

We measure the actuarially determined obligations and related costs for our defined benefit pension and other postemployment benefit plans, retiree life insurance and medical benefits, by applying assumptions, the most significant of which include long-term rate of return on plan assets, discount rates and mortality rates.  For the long-term rate of return, we develop our assumptions regarding the expected rate of return on plan assets based on projected long-term investment returns, and we weight the assumptions based on each plan’s asset allocation.  For the discount rate, we base our assumptions on a yield curve approach using Aa-rated corporate bonds and the expected timing of future benefit payments.  At December 31, 2025 and 2024, the funded status of our pension and other postemployment benefit plans represented an aggregate liability of $105 million and $104 million, respectively, and an aggregate asset of $78 million and $73 million, respectively.  See Note 9—Benefit Plans.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Income taxes—Effective for the year ended December 31, 2025, we adopted the accounting standards update that requires significant incremental disclosures intended to enhance the transparency and decision-usefulness of income tax disclosures, particularly with regard to the effective tax rate reconciliation table and income taxes paid.  We have provided new disclosures, as required, presented on a prospective basis in our notes to consolidated financial statements.  See Note 10—Income Taxes.

Recently issued accounting standards updates not yet adopted

Disaggregated income statement expenses—Effective for the year ending December 31, 2027, we will adopt the accounting standards update that requires, in the notes to consolidated financial statements, disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the consolidated statements of operations.  The disclosures will be required on an annual and interim basis.  We will provide the new disclosures, as required, for annual periods beginning with our annual report on Form 10-K for the year ending December 31, 2027, and subsequently, for interim periods beginning with our quarterly report on Form 10-Q for the quarterly period ending March 31, 2028.  We continue to evaluate the requirements.  Although our adoption will require us to augment certain disclosures in the notes to consolidated financial statements, we do not expect such adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

Note 4—Unconsolidated Affiliates

Equity investments

Overview—At December 31, 2025, we hold equity investments in certain unconsolidated companies, including (a) our 16 percent ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”), a Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market, (b) our 19 percent ownership interest in Ocean Minerals LLC, the parent company of Moana Minerals Ltd., a Cook Islands subsea resource development company that intends to explore and collect polymetallic nodules, and (c) our ownership interests in other companies involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for drilling and other activities.  In the years ended December 31, 2025, 2024 and 2023, we recognized income of $1 million, income of $4 million and a loss of $14 million, respectively, recorded in other, net, associated with equity in earnings or losses of our equity investments.  At December 31, 2025 and 2024, the aggregate carrying amount of our equity investments was $121 million and $123 million, respectively, recorded in other assets.

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

Acquisition—In June 2024, we acquired the outstanding 67.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), the Cayman Islands company that owned the harsh environment floater Transocean Norge, in a noncash transaction.  Prior to this transaction, we held a 33.0 percent noncontrolling interest in Orion and the aggregate carrying amount of our investment was $86 million.  To acquire Orion, we issued 55.5 million Transocean Ltd. shares and $130 million aggregate principal amount of 8.00% senior notes due February 2027 (the “8.00% Senior Notes”) with an aggregate fair value of $431 million.  As a result, Orion became our wholly owned subsidiary.  We recorded the transaction using the asset acquisition method of accounting.  See Note 6—Long Lived Assets, Note 8—Debt and Note 13—Equity.

Impairments—In the year ended December 31, 2024, we recognized a loss of $5 million, which had no tax effect, recorded in other, net, associated with the other-than-temporary impairment of the carrying amount of certain equity investments.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Related party transactions

Acquisition—In September 2023, we acquired the outstanding ownership interest in Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”), a previously unconsolidated Bermuda company, that was constructing the ultra-deepwater floater Deepwater Aquila.  Prior to this transaction, we and Perestroika (Cyprus) Ltd (together with its subsidiaries, “Perestroika”), an entity affiliated with one of our directors that beneficially owns approximately nine percent of our shares, held a noncontrolling interest of 20 percent and 13 percent, respectively, in Liquila.  To acquire the outstanding 80 percent ownership interest in Liquila, we issued 11.9 million Transocean Ltd. shares with an aggregate value of $99 million, including 2.0 million Transocean Ltd. shares with an aggregate value of $16 million issued to Perestroika.  As a result, Liquila became our wholly owned subsidiary.  We recorded the transaction using the asset acquisition method of accounting.  See Note 6—Long Lived Assets and Note 13—Equity.

Operating and lending activities—We procure and provide services and equipment from and to our unconsolidated affiliates for technological innovation and subsea minerals exploration, and we occasionally provide loans to our unconsolidated affiliates.  In the years ended December 31, 2025, 2024 and 2023, we made an aggregate cash payment of $12 million, $14 million and $12 million, respectively, to our unconsolidated affiliates primarily for equipment and for research and development.  At December 31, 2025 and 2024, the aggregate carrying amount of balances due to us under certain financing arrangements with our unconsolidated affiliates was $8 million and $10 million, respectively, recorded in other assets.

In the years ended December 31, 2024 and 2023, we received an aggregate cash payment of $11 million and $49 million, respectively, for services and equipment provided to, and prior to our acquisition of, Orion.  In the years ended December 31, 2024, and 2023, we recognized rent expense of $25 million and $26 million, respectively, recorded in operating and maintenance costs, and made an aggregate cash payment of $25 million and $27 million, respectively, to charter the rig and rent other equipment from, and prior to our acquisition of, Orion.  Additionally, in the year ended December 31, 2023, we and Orion agreed to the non-cash net settlement of a balance of $25 million of accounts receivable and payable.

Note 5—Revenues

Overview—We earn revenues primarily by performing the following activities: (i) providing our drilling rig, together with the work crews, related equipment and services necessary to operate the rig, (ii) providing certain pre-operating activities, including rig preparation and equipment modifications required for the contract, and (iii) delivering the drilling rig by mobilizing to and demobilizing from the drill location.  For most of our contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of December 31, 2025, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through May 2030.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Year ended December 31, 2025			Year ended December 31, 2024			Year ended December 31, 2023
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$1,635	$—	$1,635	$1,566	$—	$1,566	$1,433	$—	$1,433
Brazil	872	—	872	727	—	727	298	—	298
Norway	—	639	639	—	654	654	—	603	603
Other countries (a)	270	549	819	225	352	577	341	157	498
Total contract drilling revenues	$2,777	$1,188	$3,965	$2,518	$1,006	$3,524	$2,072	$760	$2,832
(a)	The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Major customers—For the year ended December 31, 2025, Petróleo Brasileiro S.A. (together with its affiliates, “Petrobras”), Shell plc (together with its affiliates, “Shell”), and Equinor ASA (together with its affiliates, “Equinor”) represented 22 percent, 22 percent and 12 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2024, Shell, Petrobras and Equinor represented 27 percent, 21 percent and 13 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2023, Shell, Equinor, TotalEnergies SE and Petrobras represented 27 percent, 16 percent, 12 percent and 11 percent, respectively, of our consolidated operating revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	December 31,
	2025	2024
Deferred contract revenues, recorded in other current liabilities	$181	$231
Deferred contract revenues, recorded in other long-term liabilities	92	212
Total contract liabilities	$273	$443

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Significant changes in contract liabilities were as follows (in millions):

	Years ended December 31,
	2025	2024
Total contract liabilities, beginning of period	$443	$398
Decrease due to recognition of revenues for goods and services	(260)	(243)
Increase due to goods and services transferred over time	90	288
Total contract liabilities, end of period	$273	$443

Pre-operating costs—In the years ended December 31, 2025, 2024 and 2023, we recognized pre-operating costs of $158 million, $138 million and $69 million, respectively, recorded in operating and maintenance costs.  Recognition increased in each of the two years in the period ended December 31, 2025, primarily as a result of the commencement of operations for one rig that mobilized to Brazil, two rigs that mobilized to Australia, one rig that mobilized to Romania and one rig that we reactivated for a contract in Brazil in the years ended December 31, 2024 and 2023.  At December 31, 2025 and 2024, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $136 million and $224 million, respectively, recorded in other assets.

Note 6—Long-Lived Assets

Disaggregation—The aggregate carrying amount of our long-lived assets, including our property and equipment and our right-of-use assets, measured net of accumulated depreciation or amortization, disaggregated by country in which they were located, was as follows (in millions):

	December 31,
	2025	2024
Long-lived assets
U.S.	$6,487	$6,727
Norway	1,941	2,017
Brazil	1,914	1,993
Greece	611	2,531
Other countries (a)	2,050	3,008
Total long-lived assets	$13,003	$16,276
(a)	The aggregate net carrying amount of long-lived assets located in other countries that individually represented less than 10 percent of total long-lived assets on both dates.

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

Property and equipment—At December 31, 2025 and 2024, our rigs and related equipment, measured at cost, had a carrying amount of $17.1 billion and $22.0 billion, respectively, representing 98 percent of our total property and equipment, measured at cost.  In the years ended December 31, 2024 and 2023, we capitalized interest costs of $15 million and $39 million, respectively, for our construction work in progress.

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

Impairments—In the year ended December 31, 2025, we recognized an aggregate loss of $3.05 billion ($3.04 billion, or $3.16 per diluted share, net of tax), respectively, associated with the impairment of the ultra-deepwater floaters Deepwater Champion, Discoverer Americas, Discoverer Clear Leader, Discoverer India, Discoverer Luanda, GSF Development Driller I and the harsh environment semisubmersible Henry Goodrich, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale, and the ultra-deepwater floaters Development Driller III and Discoverer Inspiration, together with related assets, which were previously classified as held for sale and we determined were further impaired.  In the year ended December 31, 2024, we recognized a loss of $772 million ($755 million or $0.82 per diluted share, net of tax) associated with the impairment of the ultra-deepwater floaters Deepwater Nautilus, Development Driller III and Discoverer Inspiration, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale.  In the year ended December 31, 2023, we recognized a loss of $57 million ($0.07 per diluted share), which had no tax effect, associated with the impairment of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts for the sale of the rigs and related assets or indicative market values for the assets to be sold for recycling or scrap.

Assets held for sale—At December 31, 2025, the aggregate carrying amount of our assets held for sale, including Deepwater Champion, Discoverer India and Henry Goodrich, together with related assets, was $24 million, and in the year ended December 31, 2025, we received an aggregate cash deposit of $3 million for the sale of the two drillships.  At December 31, 2024, the aggregate carrying amount of our assets held for sale, including Development Driller III and Discoverer Inspiration, together with related assets, was $343 million.

Disposals—In the year ended December 31, 2025, we completed the sale of Development Driller III, Discoverer Americas, Discoverer Clear Leader, Discoverer Inspiration, Discoverer Luanda and GSF Development Driller I, together with related assets, for aggregate net cash proceeds of $71 million, and we recognized an aggregate net gain of $4 million, which had no tax effect, associated with the disposal of the rigs and related assets.  In the year ended December 31, 2024, we completed the sale of Deepwater Nautilus, Paul B. Loyd, Jr. and Transocean Leader, together with related assets, for aggregate net cash proceeds of $102 million, including $6 million received as a deposit in the year ended December 31, 2023.  In the year ended December 31, 2023, we made a non-cash contribution of Ocean Rig Olympia and related assets in connection with our investment in a partial ownership interest in GSR, and we recognized a loss of $169 million ($0.22 per diluted share), which had no tax effect, associated with the disposal of the rig and related assets (see Note 4—Unconsolidated Affiliates).  In the years ended December 31, 2025, 2024 and 2023, we received aggregate net cash proceeds of $10 million, $5 million and $4 million, respectively and recognized an aggregate net gain of $3 million, an aggregate net loss of $17 million and an aggregate net loss of $14 million, respectively, associated with the disposal of assets unrelated to rig sales.

Subsequent event—In January 2026, we completed the sale of Discoverer India, together with related assets, for aggregate net cash proceeds of $14 million, including $1 million received as a deposit in the year ended December 31, 2025.

Note 7—Leases

Overview—Our operating leases are principally for office space, storage facilities, land and operating equipment.  At December 31, 2025, our operating leases had a weighted-average discount rate of 7.3 percent and a weighted-average remaining lease term of 9.9 years.

Our finance lease for the ultra-deepwater drillship Petrobras 10000 has an implicit interest rate of 7.8 percent and requires scheduled monthly installments through the lease expiration in August 2029, after which we are obligated to acquire the drillship from the lessor for one dollar.  We recognize expense for the amortization of the right-of-use asset in depreciation and amortization.  See Note 16—Supplemental Balance Sheet Information.

Lease costs—The components of our lease costs were as follows (in millions):

	Years ended December 31,
Lease costs	2025	2024	2023
Short-term lease costs	$15	$10	$4
Operating lease costs	10	16	14
Finance lease costs, amortization of right-of-use asset	20	20	20
Finance lease costs, interest on lease liability	20	24	27
Total lease costs	$65	$70	$65

Lease payments—Supplemental cash flow information for our leases was as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$20	$17
Operating cash flows from finance lease	6	4	—
Financing cash flows from finance lease	12	7	—

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

At December 31, 2025, the aggregate future minimum lease payments were as follows (in millions):

	Operating	Finance
	leases	lease
Years ending December 31,
2026	$15	$65
2027	14	70
2028	14	71
2029	14	47
2030	13	—
Thereafter	64	—
Total future minimum rental payment	134	253
Less amount representing imputed interest	(40)	(33)
Present value of future minimum rental payments	94	220
Current portion, recorded in other current liabilities	8	51
Long-term lease liabilities, recorded in other long-term liabilities	$86	$169

Note 8—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including a bifurcated compound exchange feature and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

		Principal amount		Carrying amount
		December 31,	December 31,	December 31,	December 31,
		2025	2024	2025	2024
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	(a)	$—	$234	$—	$227
6.875% Senior Secured Notes due February 2027	(b)	—	330	—	328
8.00% Senior Notes due February 2027	(c)	—	655	—	653
7.45% Notes due April 2027	(d)	52	52	52	52
8.00% Debentures due April 2027	(d)	22	22	22	22
4.50% Shipyard Loans due September 2027	(e)	209	329	202	310
8.375% Senior Secured Notes due February 2028	(b)	425	525	421	518
7.00% Notes due June 2028	(e)	209	261	210	263
8.00% Senior Secured Notes due September 2028	(b)	235	295	233	292
8.25% Senior Notes due May 2029	(c)	900	900	889	887
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	(c)	259	259	292	286
8.75% Senior Secured Notes due February 2030	(f)	881	999	868	981
7.50% Notes due April 2031	(d)	396	396	395	395
8.50% Senior Notes due May 2031	(c)	900	900	888	886
7.875% Senior Guaranteed Notes due October 2032	(a)	500	—	493	—
6.80% Senior Notes due March 2038	(d)	610	610	605	605
7.35% Senior Notes due December 2041	(d)	88	177	87	176
Total debt		5,686	6,944	5,657	6,881

Less debt due within one year
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	(a)	—	234	—	227
6.875% Senior Secured Notes due February 2027	(b)	—	83	—	82
4.50% Shipyard Loans due September 2027	(e)	136	120	129	108
8.375% Senior Secured Notes due February 2028	(b)	135	100	133	97
8.00% Senior Secured Notes due September 2028	(b)	70	60	69	59
8.75% Senior Secured Notes due February 2030	(f)	117	117	114	113
Total debt due within one year		458	714	445	686
Total long-term debt		$5,228	$6,230	$5,212	$6,195
(a)	Transocean International Limited, a wholly owned direct subsidiary of Transocean Ltd., is the issuer of the unregistered notes (together, the “Senior Priority Guaranteed Notes”). The priority guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean International Limited and rank equal in right of payment of all of our existing and future unsecured unsubordinated obligations. Such notes are structurally senior to the Priority Guaranteed Notes, as defined below, to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
(b)	Each subsidiary issuer of the respective unregistered notes is a wholly owned indirect subsidiary of Transocean International Limited. The senior secured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd., Transocean International Limited and, in each case, the owner of the respective collateral rig or rigs.
(c)	Transocean International Limited is the issuer of the unregistered notes (collectively, the “Priority Guaranteed Notes”). The guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean International Limited and rank equal in right of payment of all our existing and future unsecured unsubordinated obligations. Such notes are structurally senior

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

to the Legacy Guaranteed Notes, as defined below, the 4.50% shipyard loans due September 2027 (each, a “Shipyard Loan”, and together, the “Shipyard Loans”) and the 7.00% notes due June 2028 and structurally subordinate to the Senior Priority Guaranteed Notes to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
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

The indenture that governs the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”) requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean International Limited, (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.

The indentures that govern the 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”), the 8.00% senior secured notes due September 2028 (the “8.00% Senior Secured Notes”) and the 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”) contain certain covenants, among others, related to the debt and earnings attributable to the collateral rigs and the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.  We will be required to redeem the senior secured notes at a price equal to 100 percent of the aggregate principal amount without a make-whole premium, upon the occurrence of certain events related to the respective collateral rigs and related drilling contracts.  The indentures that govern our senior secured notes contain certain lien requirements, including the maintenance of certain balances in a restricted cash account to satisfy debt service requirements.

Assets encumbered for outstanding debt—At December 31, 2025, the rigs encumbered for the senior secured notes and our Shipyard Loans include the ultra-deepwater drillships Deepwater Aquila, Deepwater Atlas, Deepwater Pontus, Deepwater Proteus, Deepwater Thalassa, Deepwater Titan, and the harsh environment semisubmersibles Transocean Enabler and Transocean Encourage, the aggregate carrying amount of which was $5.19 billion.  At December 31, 2025, we had restricted cash and cash equivalents of $358 million deposited in restricted accounts to satisfy debt service and reserve requirements for the senior secured notes.

Interest rate adjustments—At December 31, 2025, the interest rate in effect for the 7.35% senior notes due December 2041 was 9.35 percent, which is subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.

Scheduled maturities and installments—At December 31, 2025, the scheduled repayments were as follows (in millions):

Total
Years ending December 31,
2026	$458
2027	435
2028	612
2029	1,277
2030	411
Thereafter	2,493
Total principal amount of debt	5,686
Total unamortized debt-related balances, net	(155)
Bifurcated compound exchange feature, at estimated fair value	126
Total carrying amount of debt	$5,657

Credit agreements

Secured Credit Facility—As of December 31, 2025, we have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which has a borrowing capacity of $510 million through its maturity on June 22, 2028.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater drillships Deepwater Asgard, Deepwater Conqueror, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros and Dhirubhai Deepwater KG2 and the harsh environment semisubmersibles Transocean Barents and Transocean Spitsbergen, and at December 31, 2025, the aggregate carrying amount of which was $4.18 billion.

The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $200 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, the ability to pay dividends and repurchase our shares.  In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders or otherwise cured, could cause us to lose access to the Secured Credit Facility.  At December 31, 2025, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At December 31, 2025, we had no borrowings outstanding, $48 million of letters of credit issued, and we had $462 million of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—We have credit agreements that established the Shipyard Loans to finance all or a portion of the final payments owed to the shipyard when we took delivery of Deepwater Atlas and Deepwater Titan in the year ended December 31, 2022  The Shipyard Loans contain covenants that, among other things, limit the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.  We have the right to prepay outstanding borrowings, in full or in part, without penalty.  At December 31, 2025, the Shipyard Loan for Deepwater Atlas had outstanding borrowings of $159 million, which are secured by, among other security, a lien on the rig, and the Shipyard Loan for Deepwater Titan had outstanding borrowings of $50 million, which are unsecured.

Exchangeable bonds

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Contractual interest	$18	$21	$24
Amortization	20	20	19
(Gain) loss on adjustment to bifurcated compound exchange feature	(10)	(214)	127
Total	$28	$(173)	$170

On or after March 30, 2026, we may redeem for cash all or a portion of the 4.625% Exchangeable Bonds at a price equivalent to the aggregate principal amount to be redeemed if the closing price of our shares has been greater than 115 percent of the exchange price for a period of at least 20 trading days.  If we give notice of our election to exercise the right to redeem, the indenture governing the 4.625% Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented below, requires us to pay a make-whole premium of future interest through March 30, 2028 to any holders that exercise their right to exchange during the redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the liability for the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.  At December 31, 2025 and 2024, the carrying amount of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, was $126 million and $136 million, respectively.

Effective interest rate and fair value—At December 31, 2025, the 4.625% Exchangeable Bonds had an effective interest rate of 18.3% and an estimated fair value of $355 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Exchange terms—At December 31, 2025, the 4.625% Exchangeable Bonds had the following exchange terms: (a) an exchange rate of 290.6618 Transocean Ltd. shares per $1,000 note, (b) an implied exchange price of $3.44 per Transocean Ltd. share and (c) an aggregate of 75.3 million shares issuable upon exchange of our exchangeable bonds.  The exchange rate is subject to adjustment upon the

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

occurrence of certain events.  The 4.625% Exchangeable Bonds may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Exchanges—In the year ended December 31, 2025, we entered into separate, individually negotiated agreements (as amended, the “Exchange Agreements”) with certain holders of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Exchangeable Bonds”).  In the year ended December 31, 2025, the holders exchanged $196 million aggregate principal amount of 4.00% Exchangeable Bonds under the terms of the Exchange Agreements and received an aggregate 73.3 million Transocean Ltd. shares, which included an aggregate 35.9 million shares incremental to the number of shares issuable pursuant to the governing indenture based upon the principal amount exchanged.  In the year ended December 31, 2025, we recognized a loss of $99 million, recorded in other, net, associated with these exchanges.

In the year ended December 31, 2023, holders of the outstanding $238 million aggregate principal amount of 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Exchangeable Bonds”) exchanged such bonds under the terms of the governing indenture at the applicable exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note.  In April 2023, as part of the transactions, we delivered 34.6 million Transocean Ltd. shares, together with $3 million cash consideration, for $213 million aggregate principal amount of exchanged bonds in a related party transaction with Perestroika.  In the year ended December 31, 2023, we recognized a loss of $3 million, recorded in other, net, associated with these exchanges.  The director’s beneficial ownership of our shares resulting from the related party transaction did not change.  In July 2023, we delivered 4.0 million Transocean Ltd. shares to holders of the remaining $25 million aggregate principal amount of 2.50% Exchangeable Bonds.

Additionally, in October 2023, holders of $60 million and $41 million aggregate principal amount of 4.00% Exchangeable Bonds and 4.625% Exchangeable Bonds, respectively, exchanged such bonds under the terms of the governing indenture at the applicable exchange rate of 190.4762 and 290.6618 Transocean Ltd. shares, respectively, per $1,000 note.  As part of the transactions, we delivered an aggregate 26.5 million Transocean Ltd. shares, including an aggregate 3.1 million shares incremental to the number of shares issuable pursuant to the governing indenture.  In the year ended December 31, 2023, we recognized a loss of $24 million, recorded in other, net, associated with these transactions.

Debt issuance

Senior notes—In October 2025, we issued $500 million aggregate principal amount of 7.875% senior guaranteed notes due October 2032 (the “7.875% Senior Guaranteed Notes”) and received $492 million aggregate cash proceeds, net of issue costs.  The 7.875% Senior Guaranteed Notes are fully and unconditionally guaranteed on a senior unsecured basis by Transocean Ltd. and certain of our wholly owned subsidiaries.  Prior to October 15, 2028, we may redeem up to 40 percent of the aggregate principal amount of the 7.875% Senior Guaranteed Notes at a price equal to 107.875 percent, or we may redeem all or a portion at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium.  On or after October 15, 2028, we may redeem the notes at specified redemption prices.

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

In June 2024, as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion, we issued $130 million aggregate principal amount of 8.00% Senior Notes, with an equivalent aggregate fair value, as additional debt securities under the indenture governing such notes.  See Note 4—Unconsolidated Affiliates, Note 6—Long-Lived Assets and Note 13—Equity.

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

In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% Senior Secured Notes, and we received $1.148 billion aggregate cash proceeds, net of issue costs.  The 8.75% Senior Secured Notes are secured by a lien on Deepwater Pontus, Deepwater Proteus, Deepwater Thalassa, Transocean Enabler and Transocean Encourage, together with certain related assets.  We may redeem all or a portion of the 8.75% Senior Secured Notes at specified redemption prices.

In October 2023, we issued $325 million aggregate principal amount of 8.00% Senior Secured Notes, and we received $319 million aggregate cash proceeds, net of issue costs.  The 8.00% Senior Secured Notes are secured by the assets and certain earnings associated with Deepwater Aquila as well as the equity of certain of the wholly owned subsidiaries that own or operate the collateral rig.  We may redeem all or a portion of the 8.00% Senior Secured Notes at specified redemption prices.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Debt repayment, redemption, repurchases, tenders, and retirement

Scheduled maturities and installments—On the scheduled maturity date of December 15, 2025, we made a cash payment of $37 million to repay an equivalent aggregate principal amount of the outstanding 4.00% Exchangeable Bonds.  On the scheduled maturity date of January 30, 2023, we made a cash payment of $49 million to repay an equivalent aggregate principal amount of the outstanding 0.50% exchangeable senior bonds due January 2023.

In the years ended December 31, 2025, 2024 and 2023, we made an aggregate cash payment of $480 million, $355 million and $262 million, respectively, to repay other indebtedness in scheduled installments.

Early retirement—During the three years ended December 31, 2025, we retired certain notes for which the aggregate principal amounts, cash payments and recognized gain or loss were as follows (in millions):

	2025			2024			2023
	Redeem or repurchase	Tender	Total	Redeem	Tender	Total	Redeem
5.375% Senior Secured Notes due May 2023	$—	$—	$—	$—	$—	$—	$243
5.875% Senior Secured Notes due January 2024	—	—	—	—	—	—	311
7.75% Senior Secured Notes due October 2024	—	—	—	—	—	—	240
6.25% Senior Secured Notes due December 2024	—	—	—	—	—	—	250
6.125% Senior Secured Notes due August 2025	—	—	—	—	—	—	336
7.25% Senior Notes due November 2025	—	—	—	105	249	354	—
7.50% Senior Notes due January 2026	—	—	—	569	—	569	—
11.50% Senior Guaranteed Notes due January 2027	—	—	—	91	596	687	—
8.00% Senior Notes due February 2027	655	—	655	87	—	87	—
6.875% Senior Secured Notes due February 2027	248	—	248	—	—	—	—
7.00% Notes due June 2028	36	16	52	—	—	—	—
7.35% Senior Notes due December 2041	1	89	90	—	—	—	—
Aggregate principal amount of debt retired	$940	$105	$1,045	$852	$845	$1,697	$1,380

Aggregate cash payment	$939	$100	$1,039	$862	$886	$1,748	$1,402
Aggregate net gain (loss)	$(1)	$4	$3	$17	$144	$161	$(32)

Additionally, in the year ended December 31, 2023, we recognized a net gain of $1 million associated with the retirement of $41 million aggregate principal amount of 4.625% Exchangeable Bonds exchanged by holders in October 2023.

Note 9—Benefit Plans

Defined contribution plans

We sponsor defined contribution plans for our employees in most markets in which we operate worldwide, the most significant of which were as follows: (1) a qualified savings plan covering certain eligible employees working in the U.S., (2) various savings plans covering eligible employees working in Norway and (3) a non-qualified savings plan covering certain eligible expatriate employees.  In the years ended December 31, 2025, 2024 and 2023, we recognized expense of $62 million, $63 million and $58 million, respectively, related to our defined contribution plans and recorded in the same financial statement line item as cash compensation paid to the respective employees.

Defined benefit pension and other postemployment benefit plans

Overview—As of December 31, 2025, we had three funded and three unfunded defined benefit plans in the U.S. (the “U.S. Plans”) and one funded defined benefit plan in the United Kingdom (the “U.K. Plan”).  We also maintain certain unfunded other postemployment benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase-out period ending December 31, 2026.  We maintain the benefit obligations under our defined benefit plans until they are fully satisfied.

We estimated our net periodic benefit costs using the following weighted average assumptions:

	Year ended December 31, 2025			Year ended December 31, 2024			Year ended December 31, 2023
	U.S.	U.K.	OPEB	U.S.	U.K.	OPEB	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Plans	Plan	Plans	Plans	Plan	Plans
Discount rate	5.58%	5.60%	5.02%	4.88%	4.50%	4.80%	5.06%	4.80%	4.92%
Expected rate of return	5.66%	4.80%	na	6.51%	5.10%	na	6.41%	5.00%	na

“na” means not applicable.

We estimated our benefit obligations using the following weighted-average assumptions:

	December 31, 2025			December 31, 2024
	U.S.	U.K.	OPEB	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Plans	Plan	Plans
Discount rate	5.65%	5.60%	4.34%	5.58%	5.60%	5.02%

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Net periodic benefit costs—The components of net periodic benefit costs, recognized in other income and expense, were as follows (in millions):

	Year ended December 31, 2025				Year ended December 31, 2024				Year ended December 31, 2023
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Net periodic benefit costs
Interest cost	$67	$10	$—	$77	$63	$9	$—	$72	$65	$9	$—	$74
Expected return on plan assets	(71)	(9)	—	(80)	(86)	(11)	—	(97)	(84)	(11)	—	(95)
Special termination benefits	—	—	—	—	—	—	2	2	—	—	—	—
Settlements and curtailments	—	—	—	—	—	—	(2)	(2)	—	—	—	—
Actuarial loss, net	—	3	—	3	1	2	—	3	—	2	—	2
Prior service gain, net	—	—	(1)	(1)	—	—	(1)	(1)	—	—	(2)	(2)
Net periodic benefit costs (income)	$(4)	$4	$(1)	$(1)	$(22)	$—	$(1)	$(23)	$(19)	$—	$(2)	$(21)

Funded status—The changes in funded status were as follows (in millions):

	Year ended December 31, 2025				Year ended December 31, 2024
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$1,217	$178	$10	$1,405	$1,328	$208	$8	$1,544
Actuarial (gain) loss, net	5	(2)	—	3	(97)	(27)	2	(122)
Interest cost	67	10	—	77	63	9	—	72
Currency exchange rate (gain) loss	—	14	—	14	—	(2)	—	(2)
Benefits paid	(78)	(11)	(1)	(90)	(77)	(10)	(2)	(89)
Settlements	(1)	—	—	(1)	—	—	—	—
Special termination benefits	—	—	—	—	—	—	2	2
Projected benefit obligation, end of period	1,210	189	9	1,408	1,217	178	10	1,405

Change in plan assets
Fair value of plan assets, beginning of period	1,164	210	—	1,374	1,211	239	—	1,450
Actual return (loss) on plan assets	66	8	—	74	30	(16)	—	14
Currency exchange rate gain (loss)	—	16	—	16	—	(3)	—	(3)
Employer contributions	7	—	1	8	—	—	2	2
Benefits paid	(78)	(11)	(1)	(90)	(77)	(10)	(2)	(89)
Settlements	(1)	—	—	(1)	—	—	—	—
Fair value of plan assets, end of period	1,158	223	—	1,381	1,164	210	—	1,374

Funded status asset (liability), end of period	$(52)	$34	$(9)	$(27)	$(53)	$32	$(10)	$(31)

The balance sheet classifications and accumulated benefit obligations were as follows (in millions):

	December 31, 2025				December 31, 2024
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Balance sheet classification, end of period:
Pension asset, non-current	$44	$34	$—	$78	$41	$32	$—	$73
Pension liability, current	—	—	(2)	(2)	(1)	—	(3)	(4)
Pension liability, non-current	(96)	—	(7)	(103)	(93)	—	(7)	(100)
Accumulated other comprehensive loss (income), before taxes	112	84	—	196	102	88	(1)	189

Accumulated benefit obligation, end of period	$1,210	$189	$9	$1,408	$1,217	$178	$10	$1,405

Because our defined benefit plans no longer accrue benefits for participants, the projected benefit obligation is equivalent to the accumulated benefit obligation.  Certain amounts related to plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2025				December 31, 2024
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Projected benefit obligation / accumulated benefit obligation	$101	$—	$9	$110	$100	$—	$10	$110
Fair value of plan assets	5	—	—	5	6	—	—	6

The amounts in accumulated other comprehensive loss (income) that have not been recognized were as follows (in millions):

	December 31, 2025				December 31, 2024
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Actuarial (gain) loss, net	$112	$83	$—	$195	$102	$87	$2	$191
Prior service cost (credit), net	—	1	—	1	—	1	(3)	(2)
Accumulated other comprehensive loss (income), before taxes	$112	$84	$—	$196	$102	$88	$(1)	$189

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Plan assets—The weighted-average target and actual allocations of assets for the funded defined benefit plans were as follows:

	December 31, 2025				December 31, 2024
	Target allocation		Actual allocation		Target allocation		Actual allocation
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.
	Plans	Plan	Plans	Plan	Plans	Plan	Plans	Plan
Equity securities	—%	—%	—%	—%	—%	20%	—%	26%
Fixed income securities	—%	95%	—%	90%	99%	73%	99%	65%
Other investments	100%	5%	100%	10%	1%	7%	1%	9%
Total	100%	100%	100%	100%	100%	100%	100%	100%

We periodically review our investment policies, plan assets and asset allocation strategies in conjunction with asset performance relative to specified objectives.  In August 2025, using trust assets for the largest of our U.S. Plans, we purchased an insurance buy-in contract as a plan asset with an initial value of $1.107 billion.  Under the buy-in contract, the insurer reimburses the plan as it continues to satisfy benefit obligations for which it remains responsible, resulting in no net cash flows in the plan.  For the U.K. Plan, the plan trustees establish asset allocation strategies consistent with requirements of the United Kingdom pension regulators with guidance from financial advisors and company representatives.

Investment managers for the U.K. Plan are given established ranges within which the investments may deviate from the target allocations.  The plan investment managers have discretion to select securities within each asset category.  Given this discretion, the plan may occasionally hold positions in our debt or equity securities.  Any such positions are expected to be immaterial relative to asset categories and total plan assets.

The investments for our funded defined benefit plans were categorized as follows (in millions):

	December 31, 2025
	U.S. Plans			U.K. Plan			Total
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Mutual funds
Non-U.S. equity funds	$—	$—	$—	$—	$5	$—	$—	$5	$—
Bond funds	—	—	—	—	201	—	—	201	—
Total mutual funds	—	—	—	—	206	—	—	206	—

Other investments
Cash and money market funds	55	—	—	6	—	—	61	—	—
Buy-in contract	—	—	1,103	—	—	—	—	—	1,103
Synthetic leveraged credit fund	—	—	—	—	11	—	—	11	—
Total other investments	55	—	1,103	6	11	—	61	11	1,103

Total investments	$55	$—	$1,103	$6	$217	$—	$61	$217	$1,103

	December 31, 2024
	U.S. Plans			U.K. Plan			Total
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Mutual funds
Non-U.S. equity funds	$4	$—	$—	$—	$55	$—	$4	$55	$—
Bond funds	1,149	2	—	—	136	—	1,151	136	—
Total mutual funds	1,153	2	—	—	191	—	1,155	191	—

Other investments
Cash and money market funds	9	—	—	2	—	—	9	2	—
Synthetic leveraged credit fund	—	—	—	—	17	—	—	17	—
Total other investments	9	—	—	2	17	—	9	19	—

Total investments	$1,162	$2	$—	$2	$208	$—	$1,164	$210	$—

We estimated the fair values of the plan assets by applying the market approach, as categorized above, using either (i) significant observable inputs, representative of Level 1 fair value measurements, including market prices of actively traded funds, (ii) significant other observable inputs, representative of Level 2 fair value measurements, including the market prices of underlying securities in trust funds, or (iii) significant unobservable inputs, representative of Level 3 fair value measurements, including the demographic inputs used to develop expected future cash flows, which were discounted at prevailing market discount rates, for the actuarial valuation of the buy-in contract.

Funding contributions and benefit payments—In the years ended December 31, 2025, 2024 and 2023, we made an aggregate contribution of $8 million, $2 million and $8 million, respectively, to the defined benefit pension plans and the OPEB Plans using our cash flows from operations.  In the year ending December 31, 2026, we expect to make an aggregate contribution of $5 million, including $3 million and $2 million to the defined benefit pension plans and the OPEB Plans, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The projected benefits payments were as follows (in millions):

	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total
Years ending December 31,
2026	$85	$8	$2	$95
2027	85	8	2	95
2028	85	9	1	95
2029	86	10	1	97
2030	86	11	1	98
2031 - 2035	431	67	1	499

Note 10—Income Taxes

Overview—Transocean Ltd., a holding company and Swiss resident, is subject to Swiss federal, cantonal and communal income tax.  For Swiss income taxes, however, qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are exempt from taxation.  Consequently, there is not a direct relationship between our Swiss earnings before income taxes and our Swiss income tax expense.  In the year ended December 31, 2025, the amount of our loss before income tax benefit derived in Switzerland and non-Swiss jurisdictions was $2.01 billion and $937 million, respectively.

Tax provision and rate—The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  In the year ended December 31, 2025, the amount of our income tax provision (benefit) derived in Switzerland, Switzerland cantons, and non-Switzerland jurisdictions was $(21) million, $(13) million and $1 million, respectively.  In the years ended December 31, 2025, 2024 and 2023, our effective tax rate was 1.1 percent, 2.2 percent and (1.4) percent, respectively, based on loss before income tax expense (benefit).

The components of our income tax provision (benefit) were as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Current tax expense (benefit)	$78	$31	$(5)
Deferred tax expense (benefit)	(111)	(42)	18
Income tax expense (benefit)	$(33)	$(11)	$13

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The following is a reconciliation of the income tax benefit computed at the Swiss holding company federal effective rate and our reported income tax benefit for the year ended December 31, 2025 (in millions, except percentages):

	Year ended
	December 31, 2025
Switzerland, federal statutory tax rate	$(220)	7.48%
Switzerland, cantonal taxes	(13)	0.44%
Switzerland, changes in valuation allowance	131	(4.46)%

Non-Switzerland tax effects
Bermuda, changes in valuation allowance	212	(7.21)%
Bermuda, tax rate differential	(107)	3.64%
Bermuda, other, net	13	(0.42)%
United States, tax rate differential	65	(2.21)%
United States, changes in valuation allowance	20	(0.68)%
United States, other, net	(15)	0.51%
Luxembourg, changes due to operational restructuring	43	(1.46)%
Luxembourg, changes in valuation allowance	(20)	0.68%
Luxembourg, other, net	8	(0.27)%
Norway, changes in currency exchange	(17)	0.56%
Norway, other, net	24	(0.82)%
Hungary, changes in valuation allowance	26	(0.88)%
Hungary, changes in currency exchange	(25)	0.85%
Hungary, other, net	1	(0.02)%
Brazil, tax rate differential	16	(0.54)%
Brazil, other, net	(19)	0.65%
United Kingdom, changes in valuation allowance	(36)	1.22%
United Kingdom, other, net	(5)	0.15%
Other, net	9	(0.30)%

Changes in unrecognized tax benefits	(123)	4.18%

Other adjustments
Switzerland, changes due to operational restructuring	(13)	0.44%
Switzerland, other, net	12	(0.40)%
Effective tax rate	$(33)	1.13%

In the year ended December 31, 2025, we recognized a net tax benefit of $33 million, primarily resulting from a release of an uncertain tax position.  For state and local income taxes, cantonal taxes in Zug, Switzerland made up the majority, greater than 50 percent, of the tax effect in this category.

The following is a reconciliation of the income tax benefit computed at the Swiss holding company federal effective rate of 7.83% and our reported consolidated income tax expense (benefit) for the years ended December 31, 2024 and 2023 (in millions):

	Years ended December 31,
	2024	2023
Income tax benefit at Swiss federal statutory rate	$(40)	$(74)
Earnings subject to rates different than the Swiss federal statutory rate	74	129
Changes in valuation allowance	208	(23)
Tax attribute expirations	185	—
Deemed profits taxes	12	11
Withholding taxes	4	5
Changes in unrecognized tax benefits, net	(4)	(37)
Changes due to organizational restructuring	(452)	—
Other, net	2	2
Income tax expense (benefit)	$(11)	$13

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Unrecognized tax benefits—The changes to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Balance, beginning of period	$407	$449	$444
Additions for current year tax positions	49	13	45
Additions for prior year tax positions	39	11	5
Reductions due to settlements	(203)	(30)	(5)
Reductions related to statute of limitation expirations and changes in law	(8)	(19)	(14)
Reductions for prior year tax positions	—	(17)	(26)
Balance, end of period	$284	$407	$449

Our unrecognized tax benefits were as follows (in millions):

	December 31,
	2025	2024
Unrecognized tax benefits, excluding interest and penalties	$284	$407
Interest and penalties	18	7
Unrecognized tax benefits, including interest and penalties	$302	$414

In the years ended December 31, 2025, 2024 and 2023, we recognized, as a component of our income tax provision, expense of $11 million, benefit of $2 million and expense of $18 million, respectively, related to interest and penalties associated with our unrecognized tax benefits.  As of December 31, 2025, we have unrecognized benefits of $302 million, including interest and penalties, against which we have recorded net operating loss deferred tax assets of $235 million, resulting in net unrecognized tax benefits of $67 million, including interest and penalties, that upon reversal would favorably impact our effective tax rate.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of December 31, 2025, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 523 million, equivalent to $95 million, and indirect tax of BRL 96 million, equivalent to $17 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Tax payments—The components of our income taxes paid, net of refunds received, disaggregated by country, were as follows (in millions):

Year ended
December 31,
2025
Switzerland, federal	$2
Switzerland, cantonal	2
Total Switzerland	4

Brazil	17
United States	14
Angola	9
Australia	5
India	5
Hungary	4
Other countries (a)	3
Total tax payments, net of refunds received	$61
(a)	The aggregate income taxes paid, net of refunds received, in other countries that individually represented less than 5 percent of total income taxes paid, net.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

In the years ended December 31, 2024 and 2023, aggregate income taxes paid were $60 million and $41 million, respectively, before deducting refunds received.

Deferred taxes—The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$1,985	$1,541
Swiss historic depreciation and financing asset costs	1,034	1,053
Interest expense limitation	54	87
United Kingdom charter limitation	53	53
Accrued costs and expenses	33	20
Contract liabilities	6	22
Accrued payroll costs not currently deductible	11	12
Other	69	69
Valuation allowance	(2,479)	(2,089)
Total deferred tax assets, net of allowance	766	768

Deferred tax liabilities
Depreciation	(1,068)	(1,214)
Other	(41)	(8)
Total deferred tax liabilities	(1,109)	(1,222)

Deferred tax liabilities, net	$(343)	$(454)

We include taxes related to the earnings of all of our subsidiaries since we do not consider the earnings of any of our subsidiaries to be indefinitely reinvested.

At December 31, 2025 and 2024, our deferred tax assets included U.S. tax credits of $5 million, which will expire between 2042 and 2044.  Deferred tax assets related to our net operating losses were generated in various worldwide tax jurisdictions.  At December 31, 2025, our net deferred tax assets related to our net operating loss carryforwards included $1.57 billion, which do not expire, and $563 million, which will expire between 2026 and 2041.

As of December 31, 2025, our consolidated cumulative loss incurred over the recent three-year period represented significant objective negative evidence for the evaluation of the realizability of our deferred tax assets.  Because such evidence has limited our ability to consider other subjective evidence, we evaluate each jurisdiction separately.  We consider objective evidence, such as contract backlog activity, in jurisdictions in which we have profitable contracts, and the ability to carryback losses or utilize losses against potential exposures.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.  At December 31, 2025 and 2024, due to uncertainty of realization, we had a valuation allowance of $2.48 billion and $2.09 billion, respectively, on net operating losses and other deferred tax assets due to the uncertainty of realization.

Note 11—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Years ended December 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(2,915)	$(2,915)	$(512)	$(512)	$(954)	$(954)
Effect of convertible debt instruments, net of tax	—	—	—	(189)	—	—
Loss for per share calculation	$(2,915)	$(2,915)	$(512)	$(701)	$(954)	$(954)

Denominator for loss per share
Weighted-average shares outstanding	960	960	850	850	768	768
Effect of convertible debt instruments	—	—	—	75	—	—
Weighted-average shares for per share calculation	960	960	850	925	768	768

Loss per share	$(3.04)	$(3.04)	$(0.60)	$(0.76)	$(1.24)	$(1.24)

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Years ended December 31,
	2025	2024	2023
Exchangeable bonds	102	45	151
Share-based awards	8	11	19
Warrants (a)	—	6	10
(a)	For the year ended December 31, 2025, the warrants were antidilutive since the exercise price was greater than the average price for our shares.

Note 12—Commitments and Contingencies

Service agreement obligations

We have long-term service agreements with original equipment manufacturers to provide services and parts, primarily related to our pressure control systems and drilling systems.  We estimated the commitments for our service agreements based on projected operating activity, and actual operating activity could differ from such estimates.  At December 31, 2025, the aggregate future payments required under our service agreement obligations were as follows (in millions):

Service
agreement
obligations
Years ending December 31,
2026	$140
2027	117
2028	73
2029	51
2030	31
Thereafter	66
Total	$478

Letters of credit and surety bonds

At December 31, 2025 and 2024, we had outstanding letters of credit totaling $51 million and $9 million, respectively, issued under various committed and uncommitted credit lines provided by banks to guarantee certain performance activities, tax commitments and customs or other obligations.  At December 31, 2025 and 2024, we also had outstanding surety bonds totaling $128 million and $147 million, respectively, to secure certain tax commitments and other obligations.  At December 31, 2025 and 2024, the aggregate cash collateral held by institutions to secure our letters of credit and surety bonds was $3 million and $8 million, respectively.

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  At December 31, 2025, two plaintiffs have claims pending in Louisiana and 30 plaintiffs in the aggregate have claims pending in Illinois, Missouri, and California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2025, the subsidiary was a defendant in approximately 405 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  We have a coverage-in-place agreement with certain insurers and additional funding from settlement agreements with other insurers. Overall, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various regulatory matters and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Note 13—Equity

Share issuance in public offering—In September 2025, we issued 143.8 million Transocean Ltd. shares in a public offering, including 4.0 million Transocean Ltd. shares issued to Perestroika.  In connection with the issuance, we received $421 million aggregate cash proceeds, net of issue costs, including $12 million from Perestroika.

We maintain an at-the-market equity offering program (the “ATM Program”).  We may use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In June 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $400 million, under the ATM Program.  In August 2022, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $435 million, under the ATM Program.  In the three years in the period ended December 31, 2025, we did not issue any shares under the ATM Program.

Share issuance in debt exchanges—In the year ended December 31, 2025, we issued 73.3 million Transocean Ltd. shares with an aggregate fair value of $201 million to certain holders that elected to exchange the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements.  In the year ended December 31, 2023, we issued 65.1 million shares with an aggregate fair value of $434 million to certain holders that elected to exchange the 2.50% Exchangeable Bonds, the 4.00% Exchangeable Bonds and the 4.625% Exchangeable Bonds under terms of the governing indentures.  See Note 8—Debt.

Share issuance in acquisitions—In June 2024, we issued 55.5 million Transocean Ltd. shares with an aggregate fair value of $297 million as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion.  In September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate fair value of $99 million to acquire the outstanding 80.0 percent ownership interests in Liquila.  See Note 4—Unconsolidated Affiliates and Note 6—Long-Lived Assets.

Shares held by us—We and one of our subsidiaries hold Transocean Ltd. shares for future use to deliver shares in connection with sales under the ATM Program and in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2025, we and our subsidiary held 82.9 million and 19.6 million shares, respectively, and at December 31, 2024, we and our subsidiary held 22.5 million and 42.5 million shares, respectively.

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

Warrants—At December 31, 2025 and 2024, we had 22.2 million outstanding warrants to purchase Transocean Ltd. shares.  The warrants may be exercised by holders at any time prior to the close of business on March 13, 2026 at an exercise price equal to $3.71 per share, subject to certain anti-dilutive adjustments, and at our election, such exercise may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  At December 31, 2025 and 2024, the carrying amount of the warrants, recorded as a component of additional paid-in capital, was $16 million, net of issue costs, which represented the initial estimated fair value on the date of issuance.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 14—Share-Based Compensation

Overview

We have a long-term incentive plan (the “Long-Term Incentive Plan”) for executives, key employees and non-employee directors under which awards can be granted in the form of restricted share units, restricted shares, stock options, stock appreciation rights and cash performance awards.  Awards may be granted as service awards that are earned over a defined service period or as performance awards that are earned based on the achievement of certain market factors or performance targets or a combination of market factors and performance targets.  The compensation committee of our board of directors determines the terms and conditions of the awards granted under the Long-Term Incentive Plan.  At December 31, 2025, we had 154.2 million shares authorized and 37.3 million shares available to be granted under the Long-Term Incentive Plan.  At December 31, 2025, the total unrecognized compensation cost related to our unvested share-based awards was $33 million, which we expect to recognize over a weighted-average period of 1.7 years.

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

Service awards

Restricted share units—A restricted share unit subject to service requirements is a notional unit that is equivalent to one share but has no voting rights until the underlying share is issued.  The following table summarizes unvested activity during the year ended December 31, 2025 for service-based units granted under our incentive plan:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2025	7,659,028	$5.44
Granted	6,852,828	3.47
Vested	(5,280,936)	4.72
Forfeited	(113,268)	4.46
Unvested at December 31, 2025	9,117,652	$4.23

In the year ended December 31, 2025, the service-based units that vested had an aggregate grant-date fair value of $25 million.  In the years ended December 31, 2024 and 2023, we granted 5,116,762 and 3,744,049 service-based units, respectively, with a per unit weighted-average grant-date fair value of $5.29 and $7.23, respectively.  In the years ended December 31, 2024 and 2023, we had 6,727,943 and 6,200,155 service-based units, respectively, that vested with an aggregate grant-date fair value of $32 million and $18 million, respectively.

Stock options—The following table summarizes activity during the year ended December 31, 2025 for vested service-based stock options outstanding under our incentive plan:

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of shares	exercise price	contractual term	intrinsic value
	under option	per share	(years)	(in millions)
Outstanding at January 1, 2025	4,069,334	$9.53	2.93	$—
Forfeited	(17,006)	8.35
Outstanding at December 31, 2025	4,052,328	$9.54	1.92	$—

Vested and exercisable at December 31, 2025	4,052,328	$9.54	1.92	$—

At December 31, 2025, 2024 and 2023, there were no outstanding unvested stock options to purchase our shares.

Performance awards

Restricted share units—A restricted share unit subject to performance requirements is a notional unit for which the awarded number of shares to be issued per unit remains uncertain until quantified as of the ultimate determination date following completion of the performance period. The following table summarizes unvested activity during the year ended December 31, 2025 for performance-based units under our incentive plan:

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2025	3,495,925	$5.78
Granted	3,138,657	3.35
Vested	(1,439,846)	6.74
Unvested at December 31, 2025	5,194,736	$4.04

In the year ended December 31, 2025, the performance-based units that vested had an aggregate grant-date fair value of $10 million.  In the years ended December 31, 2024 and 2023, we granted 2,687,268 and 1,912,292 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $5.10 and $6.74, respectively.  In the years ended December 31, 2024 and 2023 we had 4,429,028 and 3,025,512 performance-based units, respectively, that vested with an aggregate grant-date fair value of $21 million and $11 million, respectively.

Note 15—Supplemental Segment information

Our Chief Executive Officer serves as our chief operating decision maker (“CODM”) and assesses performance for and allocates resources for our single contract drilling services segment based on our consolidated net income or loss, as presented on our consolidated statements of operations.  The significant segment expense categories regularly provided to our CODM include our operating and maintenance costs and our general and administrative costs, as presented on our consolidated statements of operations.  Other segment items included in our consolidated net income or loss include depreciation and amortization, loss on impairment of assets, gain or loss on disposal of assets, interest expense and income tax expense or benefit.  Additionally, our CODM reviews our segment assets, as presented on our consolidated balance sheets.

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

Note 16—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2025	2024
Other current liabilities
Accrued employee benefits and payroll-related liabilities	$166	$136
Accrued interest	101	134
Accrued taxes, other than income	28	39
Finance lease liability	51	47
Operating lease liabilities	8	7
Contract liabilities	181	231
Contingent liabilities	87	94
Other	5	3
Total other current liabilities	$627	$691

Other long-term liabilities were comprised of the following (in millions):

	December 31,
	2025	2024
Other long-term liabilities
Postemployment benefit plan obligations	$103	$100
Finance lease liability	169	224
Operating lease liabilities	86	88
Income taxes payable	90	65
Contract liabilities	92	212
Other	42	40
Total other long-term liabilities	$582	$729

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 17—Supplemental Cash Flow Information

The reconciling adjustments of our net cash provided by operating activities that were attributable to the net change in other operating assets and liabilities were as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Changes in other operating assets and liabilities
Increase in accounts receivable	$(30)	$(94)	$(99)
(Increase) decrease in other assets	7	(92)	(91)
Increase (decrease) in accounts payable and other current liabilities	(12)	(86)	144
Decrease in other long-term liabilities	(7)	(3)	(6)
Change in income taxes receivable / payable, net	17	(19)	(36)
Change in receivables from / payables to affiliates, net	—	9	(8)
	$(25)	$(285)	$(96)

Additional cash flow information was as follows (in millions):

		Years ended December 31,
		2025	2024	2023
Certain cash operating activities
Cash payments for interest		$538	$521	$408

Noncash investing and financing activities
Capital additions accrued at end of period	(a)	$20	$23	$36
Acquisition of outstanding ownership interests in exchange for shares and debt	(b)	—	431	99
Debt investment exchanged for equity ownership interests	(c)	2	—	37
Finance lease installments settled with credits issued to customer	(d)	39	40	44
Shares issued in exchanges of exchangeable bonds	(e)	201	—	434
(a)	Additions to property and equipment for which we had accrued a corresponding liability in accounts payable at the end of the period. See Note 6—Long-Lived Assets.
(b)	In June 2024, we issued 55.5 million Transocean Ltd. shares and $130 million aggregate principal amount of 8.00% Senior Notes to acquire the outstanding ownership interest in Orion. In September 2023, we issued 11.9 million Transocean Ltd. shares to acquire the outstanding ownership interest in Liquila. See Note 4—Unconsolidated Affiliates, Note 6—Long-Lived Assets and Note 13—Equity.
(c)	In October 2025, we agreed to exchange borrowings due to us under a loan agreement with an unconsolidated affiliate for equity ownership interests. In September 2023, we agreed to exchange borrowings due to us under a financing arrangement with Orion for additional equity ownership interests in Orion. See Note 4—Unconsolidated Affiliates.
(d)	In the years ended December 31, 2025, 2024 and 2023, we agreed to settle installments due to the lessor under our finance lease by issuing corresponding credits to our customer for amounts due to us under the drilling contract. See Note 7—Leases.
(e)	In the year ended December 31, 2025, we issued 73.3 million Transocean Ltd. shares to certain holders that elected to exchange the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements. In the year ended December 31, 2023, we issued 65.1 million Transocean Ltd. shares to certain holders that elected to exchange the 2.50% Exchangeable Bonds, the 4.00% Exchangeable Bonds and the 4.625% Exchangeable Bonds. See Note 8—Debt and Note 13—Equity.

Note 18—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$620	$620	$560	$560
Restricted cash and cash equivalents	377	377	381	381
Total debt	5,657	5,755	6,881	6,888

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

Total debt—The carrying amount of our total debt represents the principal amount, together with unamortized discounts, premiums and issue costs.  The carrying amount and fair value of our total debt includes amounts related to our exchangeable bonds (see Note 8—

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Debt).  We estimated the fair value of our total debt using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads for the instruments and, with respect to our exchangeable bonds, the expected volatility of the market price for our shares.

Note 19—Risk Concentration

Interest rate risk—We are exposed to interest rate risk related to our fixed-rate debt when we refinance maturing debt with new debt or when we early retire debt in open market repurchases or other market transactions.  We are also exposed to interest rate risk related to our restricted and unrestricted cash equivalents, as the interest income earned on these investments is based on variable or short-term interest rates, which change with market interest rates.

Equity price risk—We are exposed to equity price risk primarily related to the bifurcated compound exchange feature contained within the indenture governing the 4.625% Exchangeable Bonds.  The market price of our shares is the primary driver of the fair value of the exchange feature.  An increase or decrease to the market price of our shares yields an increase or decrease to the carrying amount of the exchange feature, recorded as a component of our debt, and a corresponding change to interest expense.

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

Credit risk—We are exposed to concentrations of credit risk primarily related to our restricted and unrestricted cash and cash equivalents and customer receivables.  We generally maintain our restricted and unrestricted cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high-quality money market instruments, and because we limit the amount of exposure to any one institution, we do not believe we are exposed to any significant credit risk.  Our customer receivables, dispersed across various countries, are due from integrated energy companies, government-owned or government-controlled energy companies and other independent energy companies.  We occasionally require collateral or other security to support customer receivables when we have encountered isolated concerns related to the credit of independent energy companies.  Additionally, in certain infrequent instances, when we determine that collection is uncertain, we may offer extended payment terms and recognize revenues associated with the contract on a cash basis.  We establish an allowance for credit losses, recorded in accounts receivable, net, by applying an expected loss rate based on current, forecasted and historical experience.  At December 31, 2025 and 2024, our allowance for credit losses was $2 million.

Labor agreements—At December 31, 2025, we had a global workforce of approximately 5,600 individuals, including approximately 380 contractors.  Approximately 45 percent of our total workforce, working primarily in Brazil and Norway, is represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiations.  Negotiations for annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” included in Item 8 of this annual report.

Item 9B.Other Information

During the three months ended December 31, 2025, no director or officer of Transocean adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.Certain Relationships, Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2026 annual general meeting of shareholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the U.S. Securities Exchange Act of 1934 within 120 days of December 31, 2025.  Certain information with respect to our executive officers is set forth in Part I of this annual report under the caption “Executive Leadership.”

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Index to Financial Statements

Financial statements of unconsolidated subsidiaries are not presented herein because such subsidiaries do not meet the significance test.

(2) Financial Statement Schedules

Transocean Ltd. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(in millions)

		Years ended December 31,
		2025	2024	2023
Allowance for credit losses
Balance, beginning of period		$2	$2	$2
Additions: charged to cost and expenses		—	—	—
Additions: charged to other accounts		—	—	—
Deductions		—	—	—
Balance, end of period		$2	$2	$2

Allowance for excess materials and supplies
Balance, beginning of period		$178	$198	$199
Additions: charged to cost and expenses		17	7	6
Additions: charged to other accounts		—	—	—
Deductions	(a)	(55)	(27)	(7)
Balance, end of period		$140	$178	$198

Valuation allowance on deferred tax assets
Balance, beginning of period		$2,089	$1,884	$1,910
Additions: charged to cost and expenses		390	208	—
Additions: charged to other accounts		—	—	—
Deductions	(b)	—	(3)	(26)
Balance, end of period		$2,479	$2,089	$1,884
(a)	Amount related to disposal of materials and supplies, primarily associated with rigs and related assets sold or classified as held for sale.
(b)	Amount related to adjustments to other deferred tax assets with valuation allowances.

(3) Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
2.1	Business Combination Agreement, dated as of February 9, 2026, between Transocean Ltd. and Valaris Limited	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 10, 2026

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 3, 2025
3.2	Organizational Regulations of Transocean Ltd., amended effective as of May 30, 2025	Exhibit 3.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 3, 2025
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2	Credit Agreement, dated as of June 22, 2018, among Transocean International Limited, the lenders parties thereto and Citibank, N.A., as administrative agent and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on June 27, 2018
4.2.1

Increase of Commitments and First Amendment to Credit Agreement, dated as of May 13, 2019, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 13, 2019
4.2.2

Increase of Commitments, Second Amendment to Credit Agreement and First Amendment to Guaranties, dated as of July 15, 2019, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 15, 2019
4.2.3

Curative Agreement, dated September 24, 2019, between Transocean International Limited and Citibank, N.A., as administrative agent for the lenders under the Credit Agreement dated June 22, 2018, as amended

Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended September 30, 2019
4.2.4

Increase of Commitments and Third Amendment to Credit Agreement, dated as of December 23, 2019, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 4.6 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2019
4.2.5

Fourth Amendment to Credit Agreement, dated as of November 30, 2020, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, certain of Transocean International Limited’s subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on December 1, 2020
4.2.6

Fifth Amendment to Credit Agreement, dated as of July 27, 2022, among Transocean International Limited, the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of Transocean International Limited’s subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 1, 2022
4.2.7

Sixth Amendment to Credit Agreement, dated as of April 18, 2024, among Transocean International Limited, the lenders parties thereto, Citibank, N.A. as administrative agent and collateral agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of Transocean International Limited’s subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 18, 2024
4.3	Indenture, dated as of April 15, 1997, between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee	Exhibit 4.1 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.3.1

First Supplemental Indenture, dated as of April 15, 1997, between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997

Exhibit 4.2 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.3.2	Second Supplemental Indenture, dated as of May 14, 1999, between Transocean Offshore (Texas) Inc., Transocean Offshore Inc. and Chase Bank of Texas, National Association, as trustee	Exhibit 4.5 to Transocean Offshore Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-59001-99) filed on June 29, 1999
4.3.3	Fifth Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean International Limited and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit 4.4 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008
4.3.4	Form of 7.45% Notes due April 15, 2027	Exhibit 4.3 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997

Number	Description	Location
4.3.5	Form of 8.00% Debentures due April 15, 2027	Exhibit 4.4 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.3.6	Officers’ Certificate establishing the terms of the 7.50% Notes due April 15, 2031	Exhibit 4.3 to Transocean Sedco Forex Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on April 9, 2001
4.3.7	Officers’ Certificate establishing the terms of the 7.375% Notes due April 15, 2018	Exhibit 4.14 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2001
4.4	Indenture, dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed on October 30, 1997
4.4.1	First Supplemental Indenture, dated as of June 23, 2000, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 2000
4.4.2	Second Supplemental Indenture, dated as of November 20, 2001, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 to GlobalSantaFe Corporation’s Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004
4.4.3

Third Supplemental Indenture, dated as of July 29, 2019, among Global Marine Inc, Transocean International Limited and Wilmington Trust Company, as trustee, relating to Debt Securities of Global Marine Inc.

Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 29, 2019
4.4.4	Form of 7% Note due 2028	Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.4.5	Terms of 7% Notes due 2028	Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.5	Indenture, dated as of December 11, 2007, between Transocean International Limited and Wells Fargo Bank, National Association	Exhibit 4.36 to Transocean International Limited’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.5.1	First Supplemental Indenture, dated as of December 11, 2007, between Transocean International Limited and Wells Fargo Bank, National Association	Exhibit 4.37 to Transocean International Limited’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.5.2	Third Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean International Limited and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008
4.5.3	Fourth Supplemental Indenture, dated as of September 21, 2010, among Transocean Ltd., Transocean International Limited and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2010
4.5.4	Fifth Supplemental Indenture, dated as of December 5, 2011, among Transocean Ltd., Transocean International Limited and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 5, 2011
4.5.5	Sixth Supplemental Indenture, dated as of September 13, 2012, among Transocean International Limited, Transocean Ltd. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on September 13, 2012
4.6	Registration Rights Agreement, dated as of January 30, 2018, among Transocean Ltd., Transocean International Limited, and the security holders named therein	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 30, 2018
4.6.1	Amendment to Registration Rights Agreement, dated as of August 14, 2020, by and among Transocean Ltd., Transocean International Limited and Perestroika (Cyprus) Ltd.	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2020
4.7	Indenture, dated as of September 30, 2022, by and among Transocean International Limited, the Guarantors and Truist Bank, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 30, 2022
4.8	Warrant Agreement, dated as of September 30, 2022, by and among Transocean International Limited, Transocean Ltd. and Computershare Inc. and Computershare Trust Company, N.A., as warrant agent	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-3873) filed on September 30, 2022
4.9	Indenture, dated as of January 17, 2023, among Transocean Titan Financing Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2023

Number		Description	Location
	4.9.1	First Supplemental Indenture, dated as of May 8, 2024, among Transocean Titan Financing Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-138373) filed on May 8, 2024
	4.10	Indenture, dated as of January 31, 2023, among Transocean International Limited, the Guarantors named therein and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 31, 2023
	4.10.1

First Supplemental Indenture, dated as of January 26, 2024, by and among Transocean International Limited, the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of January 31, 2023

			Exhibit 4.16.1 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2023
	4.10.2

Second Supplemental Indenture, dated as of May 30, 2024, by and among Transocean International Limited, the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of January 31, 2023

			Exhibit 4.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2024
	4.11	Indenture, dated as of October 11, 2023, among Transocean Aquila Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on October 11, 2023
	4.11.1

First Supplemental Indenture, dated as of March 18, 2024, by and among Transocean Aquila Limited, the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of October 11, 2023

			Exhibit 4.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2024
	4.12	Indenture, dated as of April 18, 2024, by and among Transocean International Limited, the Guarantors and Truist Bank, as trustee.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 18, 2024
	4.13	Registration Rights Agreement, dated as of June 28, 2024, by and among the Company and Hayfin	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 28, 2024
	4.14	Indenture, dated as of October 15, 2025, by and among Transocean International Limited, the Guarantors and Truist Bank, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on October 15, 2025
	10.1	Shipyard Credit Agreement for Deepwater Atlas, dated as of June 5, 2021, by and between Jurong Shipyard Pte. Ltd. and Transocean Offshore Deepwater Holdings Limited	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2021
	10.2	Shipyard Credit Agreement for Deepwater Titan, dated as of June 5, 2021, by and between Jurong Shipyard Pte. Ltd. and Transocean Offshore Deepwater Holdings Limited	Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2021
†	10.3	Amended and Restated 2015 Transocean Ltd. Long-Term Incentive Plan, effective as of May 30, 2025	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission No. 001-38373) filed on June 3, 2025
†	10.4	Terms and Conditions of 2013 Director Deferred Unit Award	Exhibit 10.14 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
†	10.5	Terms and Conditions of 2014 Director Deferred Unit Award	Exhibit 10.15 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
†	10.6	Terms and Conditions of 2015 Director Restricted Share Unit Award	Exhibit 10.16 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
†	10.7	Transocean Ltd. Pension Equalization Plan, as amended and restated, effective January 1, 2009	Exhibit 10.41 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
†	10.8	Transocean U.S. Supplemental Savings Plan, as amended and restated, effective as of January 1, 2009	Exhibit 10.44 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
	10.9	Form of Indemnification Agreement entered into between Transocean Ltd. and each of its Directors and Executive Officers	Exhibit 10.1 to Transocean International Limited’s Current Report on Form 8-K (Commission File No. 333-75899) filed on October 10, 2008
†	10.10	Amended and Restated Executive Severance Benefit Policy	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 22, 2023
†	10.11	Employment Agreement with Jeremy D. Thigpen effective September 1, 2016	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016

Number		Description	Location
†	10.12	Employment Agreement with Jeremy D. Thigpen effective May 1, 2025	Exhibit 10.4 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2025
†	10.13	Employment Agreement with Mark L. Mey effective September 1, 2016	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
†	10.14	Amended and Restated Performance Award and Cash Bonus Plan of Transocean Ltd.	Exhibit 10.48 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2020
†	10.15	Terms and Conditions of 2020 Director Restricted Share Unit Award	Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2020
†	10.16	Terms and Conditions of 2022 Executive Equity Awards	Exhibit 10.52 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2021
†	10.17	Terms and Conditions of 2023 Executive Equity Awards	Exhibit 10.50 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2022
†	10.18	Terms and Conditions of 2024 Executive Equity Awards	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2024
†	10.19	Terms and Conditions of 2024 Executive Management Team Equity Awards	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2024
†	10.20	Employment Agreement with Mr. Thad Vayda dated May 20, 2024	Exhibit 10.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission No. 001-38373) filed on May 22, 2024
†	10.21	Employment Agreement with Keelan Adamson effective May 1, 2025	Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2025
†	10.22	Terms and Conditions of 2025 Executive Equity Awards	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2025
†	10.23	Terms and Conditions of 2025 Executive Management Team Equity Awards	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2025
	19	Transocean Ltd. Insider Trading Policy	Exhibit 19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2024
	21	Subsidiaries of Transocean Ltd.	Filed herewith
	23	Consent of Ernst & Young LLP	Filed herewith
	24	Powers of Attorney	Filed herewith
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
	97	Transocean Ltd. Executive Officer Incentive-Based Compensation Recoupment Policy	Exhibit 97 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2023

Number	Description	Location
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023; (ii) our consolidated statements of comprehensive loss for the years ended December 31, 2025, 2024 and 2023; (iii) our consolidated balance sheets as of December 31, 2025 and 2024; (iv) our consolidated statements of equity for the years ended December 31, 2025, 2024 and 2023; (v) our consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023; and (vi) the notes to consolidated financial statements

Filed herewith
104	The cover page from our annual report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language	Filed herewith
†	Compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 23, 2026.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jason Pack
Jason Pack
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 23, 2026.

Signature	Title

/s/ Keelan Adamson	President and Chief Executive Officer and Director
Keelan Adamson	(Principal Executive Officer)

/s/ Robert Thaddeus Vayda	Executive Vice President and Chief Financial Officer
Robert Thaddeus Vayda	(Principal Financial Officer)

/s/ Jason Pack	Senior Vice President and Chief Accounting Officer
Jason Pack	(Principal Accounting Officer)

*	Executive Chair of the Board of Directors
Jeremy D. Thigpen

*	Lead Independent Director
Chadwick C. Deaton

*	Director
Glyn A. Barker

*	Director
Vanessa C.L. Chang

*	Director
Frederico F. Curado

*	Director
Domenic J. Dell’Osso, Jr.

*	Director
Vincent J. Intrieri

*	Director
William F. Lacey

*	Director
Samuel J. Merksamer

*	Director
Frederik W. Mohn

By: /s/ Jason Pack
(Attorney-in-Fact)