Form 10-Q
period 2026-03-31
Transocean Ltd.
filed 2026-05-05
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, 1,116,441,176 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025

Contract drilling revenues	$1,081	$906

Costs and expenses
Operating and maintenance	606	618
Depreciation and amortization	143	176
General and administrative	49	50
	798	844

Gain on disposal of assets, net	4	2
Operating income	287	64

Other income (expense), net
Interest income	10	8
Interest expense	(276)	(116)
Loss on retirement of debt	(11)	—
Other, net	7	4
	(270)	(104)

Income (loss) before income taxes	17	(40)
Income tax expense (benefit)	(54)	39
Net income (loss)	$71	$(79)

Earnings (loss) per share
Basic	$0.06	$(0.09)
Diluted	$0.06	$(0.11)

Weighted-average shares outstanding
Basic	1,109	883
Diluted	1,124	958

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2026	2025

Net income (loss)	$71	$(79)

Components of net periodic benefit costs before reclassifications	5	(3)
Components of net periodic benefit costs reclassified to net loss	—	—
Other comprehensive income (loss) before income taxes	5	(3)
Income taxes related to other comprehensive income (loss)	—	—

Other comprehensive income (loss)	5	(3)

Total comprehensive income (loss)	$76	$(82)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$330	$620
Accounts receivable, net of allowance of $2 at March 31, 2026 and December 31, 2025	638	540
Materials and supplies, net of allowance of $144 and $140 at March 31, 2026 and December 31, 2025, respectively	383	378
Assets held for sale	1	24
Restricted cash and cash equivalents	285	377
Other current assets	129	142
Total current assets	1,766	2,081

Property and equipment	17,465	17,451
Less accumulated depreciation	(5,006)	(4,874)
Property and equipment, net	12,459	12,577

Deferred tax assets, net	47	61
Other assets	879	923
Total assets	$15,151	$15,642

Liabilities and equity
Accounts payable	$229	$242
Accrued income taxes	28	22
Debt due within one year	329	445
Other current liabilities	562	627
Total current liabilities	1,148	1,336

Long-term debt	4,945	5,212
Deferred tax liabilities, net	317	404
Other long-term liabilities	549	582
Total long-term liabilities	5,811	6,198

Commitments and contingencies

Shares, $0.10 par value, 1,204 authorized, 141 conditionally authorized, 1,204 issued at March 31, 2026
and December 31, 2025, and 1,107 and 1,102 outstanding at March 31, 2026 and December 31, 2025, respectively	111	110
Additional paid-in capital	15,611	15,604
Accumulated deficit	(7,389)	(7,460)
Accumulated other comprehensive loss	(141)	(146)
Total equity	8,192	8,108
Total liabilities and equity	$15,151	$15,642

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Shares
Balance, beginning of period	$110	$87
Issuance of shares	1	1
Balance, end of period	$111	$88

Additional paid-in capital
Balance, beginning of period	$15,604	$14,880
Share-based compensation	8	8
Issuance of shares	(1)	(1)
Balance, end of period	$15,611	$14,887

Accumulated deficit
Balance, beginning of period	$(7,460)	$(4,545)
Net income (loss)	71	(79)
Balance, end of period	$(7,389)	$(4,624)

Accumulated other comprehensive loss
Balance, beginning of period	$(146)	$(138)
Other comprehensive income (loss)	5	(3)
Balance, end of period	$(141)	$(141)

Total controlling interest shareholders’ equity
Balance, beginning of period	$8,108	$10,284
Total comprehensive income (loss)	76	(82)
Share-based compensation	8	8
Balance, end of period	$8,192	$10,210

Noncontrolling interest
Balance, beginning of period	$—	$1
Balance, end of period	$—	$1

Total equity
Balance, beginning of period	$8,108	$10,285
Total comprehensive income (loss)	76	(82)
Share-based compensation	8	8
Balance, end of period	$8,192	$10,211

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$71	$(79)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	143	176
Share-based compensation expense	8	8
Gain on disposal of assets, net	(4)	(2)
Amortization of debt-related balances, net	10	13
(Gain) loss on adjustment to bifurcated compound exchange feature	153	(36)
Loss on retirement of debt	11	—
Deferred income tax expense (benefit)	(73)	15
Other, net	(1)	4
Changes in contract liabilities, net	(42)	(38)
Changes in deferred costs, net	31	(12)
Changes in other operating assets and liabilities, net	(143)	(23)
Net cash provided by operating activities	164	26

Cash flows from investing activities
Capital expenditures	(28)	(60)
Proceeds from disposal of assets, net of costs to sell	25	2
Proceeds from disposal of investment in note receivable from unconsolidated affiliate	13	—
Net cash provided by (used in) investing activities	10	(58)

Cash flows from financing activities
Repayments of debt	(556)	(210)
Other, net	—	(8)
Net cash used in financing activities	(556)	(218)

Net decrease in unrestricted and restricted cash and cash equivalents	(382)	(250)
Unrestricted and restricted cash and cash equivalents, beginning of period	997	941
Unrestricted and restricted cash and cash equivalents, end of period	$615	$691

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of March 31, 2026, we owned or had partial ownership interests in and operated a fleet of 27 mobile offshore drilling units, consisting of 20 ultra-deepwater drillships and seven harsh environment semisubmersibles.

Agreement to acquire Valaris Limited

On February 9, 2026, we and Valaris Limited, an exempted company limited by shares incorporated under the laws of Bermuda, ("Valaris") entered into a Business Combination Agreement (the "Agreement"), providing for the combination of Transocean and Valaris (the "Business Combination").  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, we will acquire all of the issued and outstanding common shares, par value $0.01 each, of Valaris (the “Valaris Shares”) in exchange for Transocean Ltd. shares, par value $0.10 each, at an exchange ratio of 15.235 Transocean Ltd. shares for each Valaris Share.  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, at the time on which the order of the Supreme Court of Bermuda providing for its sanction of the Scheme of Arrangement is filed with the Registrar of Companies of Bermuda, the Business Combination will become effective and Valaris will become our wholly owned subsidiary.  The board of directors of Transocean and Valaris each unanimously approved and declared advisable the Agreement and the transactions contemplated thereby, including the Business Combination.  In the three months ended March 31, 2026, we incurred acquisition costs of $6 million, recorded in general and administrative costs and expenses.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, included in our annual report on Form 10K filed on February 23, 2026.

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

Note 4—Revenues

Overview—For most of our contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of March 31, 2026, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through November 2030.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended March 31,
	2026			2025
	Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total
U.S.	$433	$—	$433	$394	$—	$394
Brazil	232	—	232	192	—	192
Norway	—	179	179	—	159	159
Other countries (a)	83	154	237	72	89	161
Total contract drilling revenues	$748	$333	$1,081	$658	$248	$906
(a)	The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	March 31,	December 31,
	2026	2025
Deferred contract revenues, recorded in other current liabilities	$156	$181
Deferred contract revenues, recorded in other long-term liabilities	75	92
Total contract liabilities	$231	$273

Significant changes in contract liabilities were as follows (in millions):

	Three months ended March 31,
	2026	2025
Total contract liabilities, beginning of period	$273	$443
Decrease due to recognition of revenues for goods and services	(65)	(62)
Increase due to goods and services transferred over time	23	24
Total contract liabilities, end of period	$231	$405

Pre-operating costs—In the three months ended March 31, 2026 and 2025, we recognized pre-operating costs of $38 million and $37 million, respectively, recorded in operating and maintenance costs.  At March 31, 2026 and December 31, 2025, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $101 million and $136 million, respectively, recorded in other assets.

Note 5—Long-Lived Assets

Assets held for sale—At March 31, 2026, the aggregate carrying amount of our assets held for sale, including the harsh environment semisubmersible Henry Goodrich, together with related assets, was $1 million.  At December 31, 2025, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater drillships Deepwater Champion, Discoverer India and the harsh environment semisubmersible Henry Goodrich, together with related assets, was $24 million.

Disposals—In the three months ended March 31, 2026, we completed the sale of Deepwater Champion and Discoverer India, together with related assets, for aggregate net cash proceeds of $27 million, including $3 million received as a deposit in the year ended December 31, 2025.  In the three months ended March 31, 2026, we recognized an aggregate net gain of $4 million associated with the disposal of the rigs and related assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 6—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including a bifurcated compound exchange feature and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025
7.45% Notes due April 2027	$52	$52	$52	$52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	179	209	173	202
8.375% Senior Secured Notes due February 2028	—	425	—	421
7.00% Notes due June 2028	209	209	210	210
8.00% Senior Secured Notes due September 2028	200	235	198	233
8.25% Senior Notes due May 2029	900	900	890	889
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	259	259	450	292
8.75% Senior Secured Notes due February 2030	822	881	810	868
7.50% Notes due April 2031	396	396	395	395
8.50% Senior Notes due May 2031	900	900	888	888
7.875% Senior Guaranteed Notes due October 2032	500	500	493	493
6.80% Senior Notes due March 2038	610	610	606	605
7.35% Senior Notes due December 2041	88	88	87	87
Total debt	5,137	5,686	5,274	5,657

Less debt due within one year
4.50% Shipyard Loans due September 2027	151	136	146	129
8.375% Senior Secured Notes due February 2028	—	135	—	133
8.00% Senior Secured Notes due September 2028	70	70	69	69
8.75% Senior Secured Notes due February 2030	117	117	114	114
Total debt due within one year	338	458	329	445
Total long-term debt	$4,799	$5,228	$4,945	$5,212

Scheduled installments and maturities—At March 31, 2026, scheduled repayments were as follows (in millions):

Total
Twelve months ending March 31,
2027	$338
2028	220
2029	457
2030	1,629
2031	—
Thereafter	2,493
Total principal amount of debt	5,137
Total unamortized debt-related balances, net	(142)
Bifurcated compound exchange feature, at estimated fair value	279
Total carrying amount of debt	$5,274

Credit agreement

Secured Credit Facility—We have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which has a borrowing capacity of $510 million through its maturity on June 22, 2028.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  At March 31, 2026, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At March 31, 2026, we had no borrowings outstanding, $48 million of letters of credit issued, and we had $462 million of available borrowing capacity under the Secured Credit Facility.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Exchangeable bonds

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended
	March 31,
	2026	2025
Contractual interest	$3	$5
Amortization	5	6
(Gain) loss on adjustment to bifurcated compound exchange feature	153	(36)
Total	$161	$(25)

Effective March 30, 2026, we may redeem for cash all or a portion of the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”) at a price equivalent to the aggregate principal amount to be redeemed if the closing price of our shares has been greater than 115 percent of the exchange price for a period of at least 20 trading days.  If we give notice of our election to exercise the right to redeem, the indenture governing the 4.625% Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented below, requires us to pay a make-whole premium of future interest through March 30, 2028 to any holders that exercise their right to exchange during the redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the liability for the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.  At March 31, 2026 and December 31, 2025, the carrying amount of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, was $279 million and $126 million, respectively.

Effective interest rate and fair value—At March 31, 2026, the 4.625% Exchangeable Bonds had an effective interest rate of 18.3% and an estimated fair value of $522 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Exchange terms—At March 31, 2026, the 4.625% Exchangeable Bonds had the following exchange terms: (a) an exchange rate of 290.6618 Transocean Ltd. shares per $1,000 note, (b) an implied exchange price of $3.44 per Transocean Ltd. share and (c) an aggregate of 75.3 million shares issuable upon exchange of our exchangeable bonds.  The exchange rate is subject to adjustment upon the occurrence of certain events.  The 4.625% Exchangeable Bonds may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Redemption and retirement

In March 2026, after making the scheduled installment of $67 million to repay an equivalent aggregate principal amount of the 8.375% senior secured notes due February 2028, we made a cash payment of $365 million, including an early redemption premium, to retire the outstanding $358 million aggregate principal amount of the notes.  In the three months ended March 31, 2026, as a result of the early redemption, we recognized a loss of $11 million associated with the retirement of debt.

Note 7—Income Taxes

Tax provision and rate—In the three months ended March 31, 2026 and 2025, our effective tax rate was (335.3) percent and (95.8) percent, respectively, based on income or loss before income taxes.  In the three months ended March 31, 2026 and 2025, the effect of various discrete period tax items was a net tax benefit of $113 million and a net tax expense of $14 million, respectively.  In the three months ended March 31, 2026, such discrete items included changes to operating structures, various uncertain tax positions and valuation allowances.  In the three months ended March 31, 2025, such discrete items included changes to various uncertain tax positions and valuation allowances.  In the three months ended March 31, 2026 and 2025, our effective tax rate, excluding discrete items, was 192.0 percent and (62.3) percent, respectively, based on income or loss before income taxes.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

two cases were favorably closed.  As of March 31, 2026, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 528 million, equivalent to $102 million, and indirect tax of BRL 97 million, equivalent to $19 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 8—Earnings (Loss) Per Share

The computations of basic and diluted earnings or loss per share were as follows (in millions, except per share data):

	Three months ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Net income (loss)	$71	$71	$(79)	$(79)
Effect of convertible debt instruments, net of tax	—	—	—	(29)
Income (loss) for per share calculation	$71	$71	$(79)	$(108)

Denominator for earnings (loss) per share
Weighted-average shares outstanding	1,109	1,109	883	883
Effect of convertible debt instruments	—	—	—	75
Effect of share-based awards	—	9	—	—
Effect of warrants	—	6	—	—
Weighted-average shares for per share calculation	1,109	1,124	883	958

Earnings (loss) per share	$0.06	$0.06	$(0.09)	$(0.11)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended
	March 31,
	2026	2025
Convertible debt instruments	75	45
Share-based awards	4	13
Warrants (a)	—	—
(a)	For the three months ended March 31, 2025, the warrants were antidilutive since the exercise price was greater than the average price for our shares.

Note 9—Contingencies

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  As of March 31, 2026, five plaintiffs have claims pending in Louisiana and 35 plaintiffs in the aggregate have claims pending in Illinois and Missouri, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes, alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2026, the subsidiary was a defendant in approximately 497 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  We have a coverage-in-place agreement with certain insurers and additional funding from settlement agreements with other insurers.  Overall, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 10—Equity

Warrants—At December 31, 2025, we had 22.2 million outstanding warrants to purchase Transocean Ltd. shares.  The warrants could be exercised by holders at any time prior to the close of business on March 13, 2026 at an exercise price equal to $3.71 per share, and at our election, such exercise could be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  At December 31, 2025, the carrying amount of the warrants, recorded as a component of additional paid-in capital, was $16 million, net of issue costs, which represented the initial estimated fair value on the date of issuance.  In March 2026, we received exercise notices from holders of 22.2 million warrants to acquire Transocean Ltd. shares.  In accordance with the warrant agreement, we elected to net settle such exercises by delivering Transocean Ltd. shares, and such net settlement was based on the volume-weighted average trading price of Transocean Ltd. shares over the applicable settlement period following receipt of each exercise notice.

Subsequent event—In April 2026, we issued 9.7 million Transocean Ltd. shares as net settlement of the exercised warrants.

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$330	$330	$620	$620
Restricted cash and cash equivalents	285	285	377	377
Total debt	5,274	5,547	5,657	5,755

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

Total debt—The carrying amount of our total debt represents the principal amount, together with unamortized discounts, premiums and issue costs.  The carrying amount and fair value of our total debt includes amounts related to our exchangeable bonds (see Note 6—Debt).  We estimated the fair value of our total debt using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads for the instruments and, with respect to our exchangeable bonds, the expected volatility of the market price for our shares.

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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2025;
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
◾the availability of borrowings under our Secured Credit Facility, as well as the timing of any amendments thereto; and
◾other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 28, 2026, we owned or had partial ownership interests in and operated 27 mobile offshore drilling units, consisting of 20 ultra-deepwater drillships and seven harsh environment semisubmersibles.

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

Our discussion and analysis of our financial condition, operating results and liquidity and capital resources are based upon, and should be read in conjunction with, our condensed consolidated financial statements and the notes thereto, included under “Item 1. Financial Statements” in this quarterly report on Form 10-Q and with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025.

Significant Events

Agreement to acquire Valaris—On February 9, 2026, we and Valaris entered into a Business Combination Agreement (the "Agreement") providing for the Business Combination.  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, we will acquire all of the issued and outstanding common shares, par value $0.01 each, of Valaris (the “Valaris Shares”) in exchange for Transocean Ltd. shares, par value $0.10 each, at an exchange ratio of 15.235 Transocean Ltd. shares for each Valaris Share.  See Notes to Consolidated Financial Statements—Note 1—Business.

Disposal of assets—In the three months ended March 31, 2026, we completed the sale of the ultra-deepwater floaters Deepwater Champion and Discoverer India, together with related assets, for aggregate net cash proceeds of $27 million, including $3 million received as a deposit in the year ended December 31, 2025.  See “—Liquidity and Capital Resources.”

Debt redemption—In March 2026, we made a cash payment of $365 million, including an early redemption premium, to retire the outstanding $358 million aggregate principal amount of the 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”).  See “—Liquidity and Capital Resources.”

Exercised warrants—In April 2026, we issued 9.7 million Transocean Ltd. shares as net settlement of 22.2 million warrants exercised by holders to purchase Transocean Ltd. shares.  See “—Liquidity and Capital Resources.”

Outlook

Drilling market—Our industry outlook remains positive, supported by numerous long-term forecasts indicating that hydrocarbons will continue to be a critical source of energy for the foreseeable future.  In response to supply chain constraints, limitations of renewable energy technologies, and persistent geopolitical instability, and most recently, the conflict in the Middle East, many governments and operators appear to be reassessing their energy strategies.  Rather than accelerating a shift away from fossil fuels, many policy makers are prioritizing energy security, including from domestic sources, resulting in a diverse and resilient supply portfolio.  This shift underscores the continued need for accessible, reliable, cost-effective, and transportable energy sources, with offshore oil and gas increasingly viewed as a strategic asset.  We believe these dynamics will support sustained, long-term demand for oil and natural gas.

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

While the long-term outlook for offshore drilling activity remains positive across all major deepwater sectors, we expect our customers to continue to exercise capital discipline.  Consistent with our prior expectations, tendering activity and contract awards increased during the first part of 2026.  Additional contract awards are anticipated through 2026 for projects commencing in 2027 and 2028.

We expect demand for harsh-environment rigs to remain strong through the end of the decade, driven primarily by activity in Norway – the largest market for such units – and by emerging opportunities in new geographies suited for harsh-environment capable rigs.  Several high-specification semisubmersible rigs that previously mobilized to other harsh-environment regions, such as Namibia, the Black Sea, and Australia, may ultimately return to the Norwegian North Sea depending on project requirements and market conditions.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of May 4, 2026, the uncommitted fleet rates for the remainder of 2026 and each of the four years in the period ending December 31, 2030 were as follows:

	2026	2027	2028	2029	2030
Uncommitted fleet rate
Ultra-deepwater floaters	34%	37%	70%	81%	93%
Harsh environment floaters	7%	33%	80%	86%	92%

Performance and Other Key Indicators

Contract backlog—We believe our contract backlog provides an indicator of our future revenue-earning opportunities.  Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, including certain performance-based provisions for which achievement is probable, and excluding provisions for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be material to our contract drilling revenues.  The contract backlog represents the maximum contract drilling revenues that can be earned considering the reported operating dayrate in effect during the firm contract period.  The contract backlog for our fleet was as follows:

	May 4,	February 19,	April 16,
	2026	2026	2025

	(in millions)
Contract backlog
Ultra-deepwater floaters	$5,221	$4,477	$6,040
Harsh environment floaters	1,907	1,587	1,886
Total contract backlog	$7,128	$6,064	$7,926

Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  It does not include conditional agreements and options to extend firm commitments.

The contractual operating dayrate may be higher than the actual dayrate we ultimately receive because an alternative contractual dayrate, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances, or because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the actual dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

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

	Three months ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Average daily revenue
Ultra-deepwater floaters	$480,700	$466,000	$443,600
Harsh environment floaters	$463,800	$449,800	$443,600
Total fleet average daily revenue	$475,600	$461,300	$443,600

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

	Three months ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Revenue efficiency
Ultra-deepwater floaters	97.6%	95.7%	94.3%
Harsh environment floaters	96.7%	97.2%	99.3%
Total fleet average revenue efficiency	97.3%	96.2%	95.5%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Rig utilization
Ultra-deepwater floaters	82.1%	82.1%	61.5%
Harsh environment floaters	100.0%	96.6%	69.5%
Total fleet average rig utilization	86.7%	85.8%	63.4%

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

Operating Results

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended March 31,
	2026	2025	Change	% Change

	(in millions, except day amounts and percentages)
Operating days	2,108	1,940	168	9%
Average daily revenue	$475,600	$443,600	$32,000	7%
Revenue efficiency	97.3%	95.5%
Rig utilization	86.7%	63.4%

Contract drilling revenues	$1,081	$906	$175	19%

Operating and maintenance expense	(606)	(618)	12	2%
Depreciation and amortization expense	(143)	(176)	33	19%
General and administrative expense	(49)	(50)	1	2%
Gain on disposal of assets, net	4	2	2	nm
Operating income	287	64	223	nm

Other income (expense), net
Interest income	10	8	2	25%
Interest expense	(276)	(116)	(160)	nm
Loss on retirement of debt	(11)	—	(11)	nm
Other, net	7	4	3	75%
Income (loss) before income taxes	17	(40)	57	nm
Income tax (expense) benefit	54	(39)	93	nm
Net income (loss)	$71	$(79)	$150	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the following: (a) approximately $80 million resulting from increased utilization, (b) approximately $65 million resulting from higher average daily revenues, (c) approximately $15 million resulting from increased reimbursement revenues, and (d) approximately $15 million resulting from increased revenue efficiency for the active fleet.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the following: (a) a non-cash loss of $34 million in the earlier year resulting from an unfavorable legal outcome, (b) approximately $5 million resulting from rigs sold, and (c) approximately $5 million resulting from lower in-service costs related to additional services.  These decreases were partially offset by the following increases: (a) approximately $15 million resulting from reimbursable costs, (b) approximately $10 million resulting from increased personnel costs, (c) approximately $5 million resulting from increased utilization, and (d) approximately $5 million resulting from severance costs.

Depreciation and amortization expense decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to $34 million resulting from rigs sold or classified as held for sale.

Other income and expense—Interest expense increased in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the following: (a) $189 million increased interest resulting from changes to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 and (b) $10 million increased interest resulting from debt issued in the earlier year, partially offset by (c) $34 million decreased interest resulting from debt repaid as scheduled or early retired.

In the three months ended March 31, 2026, we recognized a loss on retirement of debt associated with the retirement of the 8.375% Senior Secured Notes.

Income tax expense or benefit—In the three months ended March 31, 2026 and 2025, our effective tax rate was (335.3)% percent and (95.8) percent, respectively, based on income or loss before income taxes.  In the three months ended March 31, 2026 and 2025, the effect of various discrete period tax items was a net tax benefit of $113 million and a net tax expense of $14 million, respectively.  In the three months ended March 31, 2026, such discrete items included changes to operating structures, various uncertain tax positions and valuation allowances.  In the three months ended March 31, 2025, such discrete items included changes to various uncertain tax positions and valuation allowances.  In the three months ended March 31, 2026 and 2025, our effective tax rate, excluding discrete items, was 192.0 percent and (62.3) percent, respectively, based on income or loss before income taxes.

Due to our operating activities and organizational structure, our income tax expense or benefit does not change proportionally with our income or loss before income taxes.  We may have subsidiaries with tax expense on taxable earnings that exceeds the tax benefits in other jurisdictions, or vice versa, which sometimes results in a negative effective tax rate or unusually large effective tax rates relative to consolidated income or loss before income tax expense or benefit.  Our earnings are unevenly distributed across jurisdictions and may experience variability in timing among interim periods throughout the year, and such variability may influence the allocation of income tax expense or benefit to the respective interim period.  The annual effective tax rate used to allocate income tax expense or benefit to interim periods may also be influenced by the removal of loss jurisdictions from the calculations.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

In the three months ended March 31, 2026, our primary source of cash was net cash provided by operating activities.  Our primary uses of cash were debt repayments and capital expenditures.

	Three months ended
	March 31,
	2026	2025	Change

	(in millions)
Cash flows from operating activities
Net income (loss)	$71	$(79)	$150
Non-cash items, net	247	178	69
Changes in operating assets and liabilities, net	(154)	(73)	(81)
	$164	$26	$138

Net cash provided by operating activities increased primarily due to (a) increased cash received from customers and (b) reduced cash paid for interest.

	Three months ended
	March 31,
	2026	2025	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(28)	$(60)	$32
Proceeds from disposal of assets, net of costs to sell	25	2	23
Proceeds from disposal of investment in note receivable from unconsolidated affiliate	13	—	13
	$10	$(58)	$68

Net cash provided by investing activities increased primarily due to (a) decreased capital expenditures, (b) increased proceeds from disposal of assets, primarily resulting from the completion of the sale of two ultra-deepwater floaters in the current-year period, and (c) proceeds from disposal of an investment in a note receivable from an unconsolidated affiliate.

	Three months ended
	March 31,
	2026	2025	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(556)	$(210)	$(346)
Other, net	—	(8)	8
	$(556)	$(218)	$(338)

Net cash used in financing activities increased primarily due to increased cash used to repay debt, primarily resulting from the redemption of the outstanding $358 million aggregate principal amount of the 8.375% Senior Secured Notes in current-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt installments and maturities or other debt-related deposits or reservations of unrestricted cash.  At March 31, 2026, we had $330 million in unrestricted cash and cash equivalents and $285 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

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

From time to time, we may review the possible disposition of certain drilling assets.  In the three months ended March 31, 2026, we completed the disposal of two ultra-deepwater drillships, together with related assets, in sales for recycling.  Additionally, as of March 31, 2026, we have classified as held for sale one harsh environment semisubmersible and related assets, and we have committed to sell this drilling unit for recycling.  Considering market conditions, we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Condensed Consolidated Financial Statements—Note 5—Long-Lived Assets.

Contractual obligations and other commercial commitments—As of March 31, 2026, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025.  For additional information about our debt obligations and scheduled maturities, see Notes to Condensed Consolidated Financial Statements—Note 6—Debt.

Critical Accounting Policies and Estimates

As of March 31, 2026, there have been no material changes to the critical accounting policies and estimates that we use as a basis for applying judgments, assumptions and estimates to prepare our condensed consolidated financial statements, as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to equity price risk related to our exchangeable bonds and currency exchange rate risk related to our international operations.  With the exception of the following, there have been no material changes to our market risks as previously disclosed in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2025.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of March 31, 2026 (in millions, except interest rate percentages):

	Twelve months ending March 31,
	2027	2028	2029	2030	2031	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$338	$220	$457	$1,629	$—	$2,493	$5,137	$5,547
Average interest rate	6.70%	7.82%	7.74%	7.82%	—%	7.83%

At March 31, 2026 and December 31, 2025, the fair value of our outstanding debt was $5.55 billion and $5.76 billion, respectively.  During the three months ended March 31, 2026, the fair value of our debt decreased by $208 million due to the following: (a) a decrease of $366 million resulting from redemption of the 8.375% senior secured notes due February 2028 and (b) a decrease of $198 million resulting from the repayment of debt in scheduled installments.  These decreases were partially offset by a net increase of $356 million resulting from changes in the market prices of our outstanding debt.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters” in our annual report on Form 10-K for the year ended December 31, 2025.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2025.  All such actions, claims, tax and other matters described therein are incorporated herein by reference.

As of March 31, 2026, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc. (“TODDI”), our wholly owned subsidiary, received a letter from the United States (“U.S.”) Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National Pollutant Discharge Elimination System permit for the western Gulf of America (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S. Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to administrative monitoring and reporting obligations.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we initiated settlement discussions with the DOJ, which concluded with the execution of a civil consent decree by and between the DOJ, EPA, and TODDI, effective January 3, 2024 (the “Consent Decree”), that resolved the claims of the DOJ based upon the alleged violations of our Permit and the CWA.  Pursuant to the Consent Decree, we agreed to pay an immaterial monetary civil penalty, and we further agreed (i) to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance, including implementing certain procedures and submitting reports and other information, in each case according to the timelines and as described in the Consent Decree, (ii) to appoint an independent auditor to review, audit and report on our compliance with certain of our obligations thereunder, and (iii) to certain non-exclusive stipulated monetary penalties if we fail to comply with applicable provisions of the Consent Decree.  We may request termination of the Consent Decree after we have (x) completed timely the civil penalty payment and any accrued stipulated penalty requirements of the Consent Decree, and (y) maintained continuous satisfactory compliance with the Consent Decree for at least three years.  We do not believe that the enforcement of the Consent Decree would have a material adverse effect on our financial position, results of operations or cash flows.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program or in response to events arising generally within our industry and in the regions where we do business.  We evaluate matters on a case-by-case basis, investigate allegations in accordance with our policies and cooperate with applicable governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, Code of Integrity or law has occurred or will occur; however, we can provide no assurance as to the outcome of these matters.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
January 2026	—	$—	—	$4,057
February 2026	—	—	—	4,057
March 2026	—	—	—	4,057
Total	—	$—	—	$4,057
(a)In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  At March 31, 2026, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $4.06 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended March 31, 2026, no director or officer of Transocean adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
2.1	Business Combination Agreement, dated as of February 9, 2026, between Transocean Ltd. and Valaris Limited	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 10, 2026
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 3, 2025
3.2	Organizational Regulations of Transocean Ltd., amended effective as of May 30, 2025	Exhibit 3.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 3, 2025
4.1	Third Supplemental Indenture, dated as of March 2, 2026, among Transocean International Limited, the Guarantors named therein and Truist Bank, as trustee	Filed herewith
10.1	Terms and Conditions of 2026 Executive Equity Awards	Filed herewith
10.2	Terms and Conditions of 2026 Executive Management Team Equity Awards	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025; (ii) our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2026 and 2025; (iii) our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025; (iv) our condensed consolidated statements of equity for the three months ended March 31, 2026 and 2025; (v) our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 5, 2026.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jason Pack
Jason Pack
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)