Form 10-Q
period 2026-06-30
Transocean Ltd.
filed 2026-08-07
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, 1,116,880,085 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2026

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Contract drilling revenues	$966	$988	$2,047	$1,894

Costs and expenses
Operating and maintenance	608	599	1,214	1,217
Depreciation and amortization	148	175	291	351
General and administrative	56	49	105	99
	812	823	1,610	1,667

Loss on impairment of assets	—	(1,136)	—	(1,136)
Gain (loss) on disposal of assets, net	(2)	7	2	9
Operating income (loss)	152	(964)	439	(900)

Other income (expense), net
Interest income	12	10	22	18
Interest expense	20	(112)	(256)	(228)
Loss on retirement of debt	—	—	(11)	—
Other, net	—	(27)	7	(23)
	32	(129)	(238)	(233)

Income (loss) before income taxes	184	(1,093)	201	(1,133)
Income tax expense (benefit)	14	(155)	(40)	(116)
Net income (loss)	$170	$(938)	$241	$(1,017)

Earnings (loss) per share
Basic	$0.15	$(1.06)	$0.22	$(1.15)
Diluted	$0.04	$(1.06)	$0.21	$(1.15)

Weighted-average shares outstanding
Basic	1,120	888	1,115	885
Diluted	1,202	888	1,125	885

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income (loss)	$170	$(938)	$241	$(1,017)

Components of net periodic benefit costs before reclassifications	—	—	5	(3)
Components of net periodic benefit costs reclassified to net income (loss)	1	—	1	—
Other comprehensive income (loss) before income taxes	1	—	6	(3)
Income taxes related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss)	1	—	6	(3)

Total comprehensive income (loss)	$171	$(938)	$247	$(1,020)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$509	$620
Accounts receivable, net of allowance of $2 at June 30, 2026 and December 31, 2025	604	540
Materials and supplies, net of allowance of $146 and $140 at June 30, 2026 and December 31, 2025, respectively	379	378
Assets held for sale	1	24
Restricted cash and cash equivalents	286	377
Other current assets	133	142
Total current assets	1,912	2,081

Property and equipment	17,490	17,451
Less accumulated depreciation	(5,147)	(4,874)
Property and equipment, net	12,343	12,577

Deferred tax assets, net	70	61
Other assets	842	923
Total assets	$15,167	$15,642

Liabilities and equity
Accounts payable	$283	$242
Accrued income taxes	9	22
Debt due within one year	397	445
Other current liabilities	514	627
Total current liabilities	1,203	1,336

Long-term debt	4,722	5,212
Deferred tax liabilities, net	340	404
Other long-term liabilities	532	582
Total long-term liabilities	5,594	6,198

Commitments and contingencies

Shares, $0.10 par value,
1,445 authorized, 141 conditionally authorized, 1,304 issued and 1,117 outstanding at June 30, 2026 and
1,204 authorized, 141 conditionally authorized, 1,204 issued and 1,102 outstanding at December 31, 2025	112	110
Additional paid-in capital	15,617	15,604
Accumulated deficit	(7,219)	(7,460)
Accumulated other comprehensive loss	(140)	(146)
Total equity	8,370	8,108
Total liabilities and equity	$15,167	$15,642

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Shares
Balance, beginning of period	$111	$88	$110	$87
Issuance of shares	1	2	2	3
Balance, end of period	$112	$90	$112	$90

Additional paid-in capital
Balance, beginning of period	$15,611	$14,887	$15,604	$14,880
Share-based compensation	7	8	15	16
Issuance of shares	(1)	71	(2)	70
Balance, end of period	$15,617	$14,966	$15,617	$14,966

Accumulated deficit
Balance, beginning of period	$(7,389)	$(4,624)	$(7,460)	$(4,545)
Net income (loss)	170	(938)	241	(1,017)
Balance, end of period	$(7,219)	$(5,562)	$(7,219)	$(5,562)

Accumulated other comprehensive loss
Balance, beginning of period	$(141)	$(141)	$(146)	$(138)
Other comprehensive income (loss)	1	—	6	(3)
Balance, end of period	$(140)	$(141)	$(140)	$(141)

Total controlling interest shareholders’ equity
Balance, beginning of period	$8,192	$10,210	$8,108	$10,284
Total comprehensive income (loss)	171	(938)	247	(1,020)
Share-based compensation	7	8	15	16
Issuance of shares	—	73	—	73
Balance, end of period	$8,370	$9,353	$8,370	$9,353

Noncontrolling interest
Balance, beginning of period	$—	$1	$—	$1
Balance, end of period	$—	$1	$—	$1

Total equity
Balance, beginning of period	$8,192	$10,211	$8,108	$10,285
Total comprehensive income (loss)	171	(938)	247	(1,020)
Share-based compensation	7	8	15	16
Issuance of shares	—	73	—	73
Balance, end of period	$8,370	$9,354	$8,370	$9,354

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$241	$(1,017)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	291	351
Share-based compensation expense	15	16
Loss on impairment of assets	—	1,136
Gain on disposal of assets, net	(2)	(9)
Amortization of debt-related balances, net	20	25
(Gain) loss on adjustment to bifurcated compound exchange feature	19	(65)
Loss on retirement of debt	11	—
Deferred income tax benefit	(73)	(157)
Other, net	(1)	31
Changes in contract liabilities, net	(83)	(84)
Changes in deferred costs, net	46	16
Changes in other operating assets and liabilities, net	(84)	(89)
Net cash provided by operating activities	400	154

Cash flows from investing activities
Capital expenditures	(52)	(84)
Investment in equity of unconsolidated affiliates	(2)	—
Proceeds from disposal of assets, net of costs to sell	26	10
Proceeds from disposal of investment in note receivable from unconsolidated affiliate	13	—
Proceeds from disposal of investment in equity of unconsolidated affiliate	—	4
Net cash used in investing activities	(15)	(70)

Cash flows from financing activities
Repayments of debt	(586)	(240)
Other, net	(1)	(13)
Net cash used in financing activities	(587)	(253)

Net decrease in unrestricted and restricted cash and cash equivalents	(202)	(169)
Unrestricted and restricted cash and cash equivalents, beginning of period	997	941
Unrestricted and restricted cash and cash equivalents, end of period	$795	$772

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of June 30, 2026, we owned or had partial ownership interests in and operated a fleet of 27 mobile offshore drilling units, consisting of 20 ultra-deepwater drillships and seven harsh environment semisubmersibles.

Agreement to acquire Valaris Limited

On February 9, 2026, we and Valaris Limited, an exempted company limited by shares incorporated under the laws of Bermuda, ("Valaris") entered into a Business Combination Agreement (the "Agreement"), providing for the combination of Transocean and Valaris (the "Business Combination").  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, we will acquire all of the issued and outstanding common shares, par value $0.01 each, of Valaris (the “Valaris Shares”) in exchange for Transocean Ltd. shares, par value $0.10 each, at an exchange ratio of 15.235 Transocean Ltd. shares for each Valaris Share.  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, at the time on which the order of the Supreme Court of Bermuda providing for its sanction of the Scheme of Arrangement is filed with the Registrar of Companies of Bermuda, the Business Combination will become effective and Valaris will become our wholly owned subsidiary.  The board of directors of Transocean and Valaris each unanimously approved and declared advisable the Agreement and the transactions contemplated thereby, including the Business Combination.  In the three and six months ended June 30, 2026, we incurred acquisition costs of $11 million and $17 million, respectively, recorded in general and administrative costs and expenses.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, included in our annual report on Form 10K filed on February 23, 2026.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Note 4—Revenues

Overview—For most of our contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of June 30, 2026, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through November 2030.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended June 30,						Six months ended June 30,
	2026			2025			2026			2025
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$344	$—	$344	$408	$—	$408	$777	$—	$777	$802	$—	$802
Brazil	167	—	167	221	—	221	399	—	399	413	—	413
Norway	—	177	177	—	140	140	—	356	356	—	299	299
Australia	—	107	107	—	92	92	—	209	209	—	175	175
Other countries (a)	112	59	171	70	57	127	195	111	306	142	63	205
Total contract drilling revenues	$623	$343	$966	$699	$289	$988	$1,371	$676	$2,047	$1,357	$537	$1,894
(a)The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	June 30,	December 31,
	2026	2025
Contract liabilities, recorded in other current liabilities	$120	$181
Contract liabilities, recorded in other long-term liabilities	70	92
Total contract liabilities	$190	$273

Significant changes in contract liabilities were as follows (in millions):

	Six months ended June 30,
	2026	2025
Total contract liabilities, beginning of period	$273	$443
Decrease due to recognition of revenues for goods and services	(110)	(130)
Increase due to goods and services transferred over time	27	46
Total contract liabilities, end of period	$190	$359

Pre-operating costs—In the three and six months ended June 30, 2026, we recognized pre-operating costs of $25 million and $63 million, respectively, recorded in operating and maintenance costs.  In the three and six months ended June 30, 2025, we recognized pre-operating costs of $42 million and $79 million, respectively, recorded in operating and maintenance costs.  At June 30, 2026 and December 31, 2025, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $80 million and $136 million, respectively, recorded in other assets.

Note 5—Long-Lived Assets

Impairments—In the three and six months ended June 30, 2025, we recognized an aggregate loss of $1.14 billion ($1.13 billion, or $1.27 per diluted share, net of tax) associated with the impairment of the ultra-deepwater floaters Discoverer Luanda and GSF Development Driller I, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale, and the ultra-deepwater floaters Development Driller III and Discoverer Inspiration, together with related assets, which were previously classified as held for sale and determined to be further impaired.  We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts or indicative market values for sale of the rigs and related assets for recycling.

Assets held for sale—At June 30, 2026, the aggregate carrying amount of our assets held for sale, including the harsh environment semisubmersible Henry Goodrich, together with related assets, was $1 million.  At December 31, 2025, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater drillships Deepwater Champion, Discoverer India and the harsh environment semisubmersible Henry Goodrich, together with related assets, was $24 million.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Disposals—In the six months ended June 30, 2026, we completed the sale of Deepwater Champion and Discoverer India, together with related assets, for aggregate net cash proceeds of $27 million, including $3 million received as a deposit in the year ended December 31, 2025, and we recognized an aggregate net gain of $4 million associated with the disposal of the rigs and related assets.  In the six months ended June 30, 2026 and 2025, we received aggregate net cash proceeds of $2 million and $10 million, respectively, and recognized an aggregate net loss of $2 million and net gain of $9 million, respectively, associated with the disposal of assets unrelated to rig sales.

Subsequent event—In July 2026, we completed the sale of Henry Goodrich, together with related assets, for net cash proceeds of $3 million.

Note 6—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including a bifurcated compound exchange feature and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025
7.45% Notes due April 2027	$52	$52	$52	$52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	149	209	145	202
8.375% Senior Secured Notes due February 2028	—	425	—	421
7.00% Notes due June 2028	209	209	210	210
8.00% Senior Secured Notes due September 2028	200	235	198	233
8.25% Senior Notes due May 2029	900	900	891	889
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	259	259	320	292
8.75% Senior Secured Notes due February 2030	822	881	811	868
7.50% Notes due April 2031	396	396	395	395
8.50% Senior Notes due May 2031	900	900	889	888
7.875% Senior Guaranteed Notes due October 2032	500	500	493	493
6.80% Senior Notes due March 2038	610	610	606	605
7.35% Senior Notes due December 2041	88	88	87	87
Total debt	5,107	5,686	5,119	5,657

Less debt due within one year
7.45% Notes due April 2027	52	—	52	—
8.00% Debentures due April 2027	22	—	22	—
4.50% Shipyard Loans due September 2027	144	136	140	129
8.375% Senior Secured Notes due February 2028	—	135	—	133
8.00% Senior Secured Notes due September 2028	70	70	69	69
8.75% Senior Secured Notes due February 2030	117	117	114	114
Total debt due within one year	405	458	397	445
Total long-term debt	$4,702	$5,228	$4,722	$5,212

Scheduled installments and maturities—At June 30, 2026, scheduled repayments were as follows (in millions):

Total
Twelve months ending June 30,
2027	$405
2028	332
2029	1,148
2030	729
2031	1,296
Thereafter	1,197
Total principal amount of debt	5,107
Total unamortized debt-related balances, net	(133)
Bifurcated compound exchange feature, at estimated fair value	145
Total carrying amount of debt	$5,119

Credit agreement

Secured Credit Facility—We have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which has a borrowing capacity of $510 million through its maturity on June 22, 2028.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  At June 30, 2026, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was 2.750 percent and the facility fee was 0.500 percent.  At June 30, 2026, we had no borrowings outstanding, $54 million of letters of credit issued, and we had $456 million of available borrowing capacity under the Secured Credit Facility.

Exchangeable bonds

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Contractual interest	$3	$6	$6	$11
Amortization	5	5	10	11
(Gain) loss on adjustment to bifurcated compound exchange feature	(134)	(29)	19	(65)
Total	$(126)	$(18)	$35	$(43)

Effective March 30, 2026, we may redeem for cash all or a portion of the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”) at a price equivalent to the aggregate principal amount to be redeemed if the closing price of our shares has been greater than 115 percent of the exchange price for a period of at least 20 trading days.  If we give notice of our election to exercise the right to redeem, the indenture governing the 4.625% Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented below, requires us to pay a make-whole premium of future interest through March 30, 2028 to any holders that exercise their right to exchange during the redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the liability for the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.  At June 30, 2026 and December 31, 2025, the carrying amount of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, was $145 million and $126 million, respectively.

Effective interest rate and fair value—At June 30, 2026, the 4.625% Exchangeable Bonds had an effective interest rate of 18.3% and an estimated fair value of $389 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Exchange terms—At June 30, 2026, the 4.625% Exchangeable Bonds had the following exchange terms: (a) an exchange rate of 290.6618 Transocean Ltd. shares per $1,000 note, (b) an implied exchange price of $3.44 per Transocean Ltd. share and (c) an aggregate of 75.3 million shares issuable upon exchange of our exchangeable bonds.  The exchange rate is subject to adjustment upon the occurrence of certain events.  The 4.625% Exchangeable Bonds may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Exchanges—In June 2025, we entered into separate, individually negotiated agreements (as amended, the “Exchange Agreements”) with certain holders of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Exchangeable Bonds”).  In the three and six months ended June 30, 2025, the holders exchanged $50 million aggregate principal amount of 4.00% Exchangeable Bonds under the terms of the Exchange Agreements and received an aggregate 18.6 million Transocean Ltd. shares, which included an aggregate 9.2 million shares incremental to the number of shares issuable pursuant to the governing indenture based upon the principal amount exchanged.  In the three and six months ended June 30, 2025, we recognized a loss of $24 million, recorded in other, net, associated with these transactions.  See Note 10—Equity.

Redemption and retirement

In March 2026, we made a cash payment of $365 million, including an early redemption premium, to retire the outstanding $358 million aggregate principal amount of the 8.375% senior secured notes due February 2028.  In the six months ended June 30, 2026, as a result of the early redemption, we recognized a loss of $11 million associated with the retirement of debt.

Note 7—Income Taxes

Tax provision and rate—In the six months ended June 30, 2026 and 2025, our effective tax rate was (19.8) percent and 10.3 percent, respectively, based on income or loss before income taxes.  In the six months ended June 30, 2026 and 2025, the effect of various discrete period tax items was a net tax benefit of $137 million and $189 million, respectively.  In the six months ended June 30, 2026,

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

such discrete items included changes to operating structures and valuation allowances.  In the six months ended June 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances and rig basis changes related to impairment.  In the six months ended June 30, 2026 and 2025, our effective tax rate, excluding discrete items, was 42.8 percent and 268.9 percent, respectively, based on income or loss before income taxes.

In the six months ended June 30, 2025, we recognized a net tax benefit of $169 million, primarily resulting from a release of uncertain tax positions.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of June 30, 2026, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 533 million, equivalent to $103 million, and indirect tax of BRL 98 million, equivalent to $19 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 8—Earnings (Loss) Per Share

The computations of basic and diluted earnings or loss per share were as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Net income (loss)	$170	$170	$(938)	$(938)	$241	$241	$(1,017)	$(1,017)
Effect of convertible debt instruments, net of tax	—	(126)	—	—	—	—	—	—
Income (loss) for per share calculation	$170	$44	$(938)	$(938)	$241	$241	$(1,017)	$(1,017)

Denominator for earnings (loss) per share
Weighted-average shares outstanding	1,120	1,120	888	888	1,115	1,115	885	885
Effect of convertible debt instruments	—	75	—	—	—	—	—	—
Effect of share-based awards	—	7	—	—	—	7	—	—
Effect of warrants	—	—	—	—	—	3	—	—
Weighted-average shares for per share calculation	1,120	1,202	888	888	1,115	1,125	885	885

Earnings (loss) per share	$0.15	$0.04	$(1.06)	$(1.06)	$0.22	$0.21	$(1.15)	$(1.15)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Convertible debt instruments	—	119	75	119
Share-based awards	3	17	3	17
Warrants (a)	—	—	—	—
(a)	For the three and six months ended June 30, 2025, the warrants were antidilutive since the exercise price was greater than the average price for our shares.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Contingencies

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  As of June 30, 2026, six plaintiffs have claims pending in Louisiana and 36 plaintiffs in the aggregate have claims pending in Illinois, Missouri and California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes, alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2026, the subsidiary was a defendant in approximately 562 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  We have a coverage-in-place agreement with certain insurers and additional funding from settlement agreements with other insurers.  Overall, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 10—Equity

Warrants—At December 31, 2025, we had 22.2 million outstanding warrants to purchase Transocean Ltd. shares.  The warrants could be exercised by holders at any time prior to the close of business on March 13, 2026 at an exercise price equal to $3.71 per share, and at our election, such exercise could be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  At December 31, 2025, the carrying amount of the warrants, recorded as a component of additional paid-in capital, was $16 million, net of issue costs, which represented the initial estimated fair value on the date of issuance.  In March 2026, we received exercise notices from holders of 22.2 million warrants to acquire Transocean Ltd. shares.  In accordance with the warrant agreement, we elected to net settle such exercises by delivering Transocean Ltd. shares, and such net settlement was based on the volume-weighted average trading price of

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Transocean Ltd. shares over the applicable settlement period following receipt of each exercise notice.  In April 2026, we issued 9.7 million Transocean Ltd. shares as net settlement of the exercised warrants.

Share issuance—In June 2025, we issued 18.6 million Transocean Ltd. shares with an aggregate fair value of $49 million to certain holders of the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements.  See Note 6—Debt.

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$509	$509	$620	$620
Restricted cash and cash equivalents	286	286	377	377
Total debt	5,119	5,329	5,657	5,755

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
◾debt, including interest rates, credit ratings and our evaluation or decisions with respect to any potential liability management transactions or strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure;
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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 28, 2026, we owned or had partial ownership interests in and operated 27 mobile offshore drilling units, consisting of 20 ultra-deepwater drillships and seven harsh environment semisubmersibles.

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

Disposal of assets—In the six months ended June 30, 2026, we completed the sale of the ultra-deepwater drillships Deepwater Champion and Discoverer India, together with related assets, for aggregate net cash proceeds of $27 million, including $3 million received as a deposit in the year ended December 31, 2025.  In July 2026, we completed the sale of the harsh environment semisubmersible Henry Goodrich, together with related assets, for net cash proceeds of $3 million.  See “—Liquidity and Capital Resources.”

Debt redemption—In March 2026, we made a cash payment of $365 million, including an early redemption premium, to retire the outstanding $358 million aggregate principal amount of the 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”).  See “—Liquidity and Capital Resources.”

Exercised warrants—In April 2026, we issued 9.7 million Transocean Ltd. shares as net settlement of 22.2 million warrants exercised by holders to purchase our shares.  See “—Liquidity and Capital Resources.”

Outlook

Drilling market—Our industry outlook remains positive, supported by numerous long-term forecasts indicating that hydrocarbons will continue to be the dominant source of energy for the foreseeable future.  Indeed, many operators are increasingly redirecting capital investment to the exploration and production of oil and gas, and away from non-core activities.  While we expect our customers to continue to be disciplined in their deployment of capital, and we believe that they will continue to invest an increasing portion of their budgets in offshore drilling, and particularly in deepwater, where resource potential, production longevity, and project economics are favorable, to achieve their production and reserve replacement targets.

More recently, persistent geopolitical instability, including the conflict in the Middle East, has highlighted significant hydrocarbon constraints in the supply chain.  As a result, governmental policy makers are reassessing their energy strategies and are prioritizing energy security, taking steps to improve the diversity and resiliency of their supply portfolios, including the exploitation of hydrocarbons from domestic sources.  These shifts underscore the continued need for accessible, reliable, cost-effective, and transportable energy sources, with offshore oil and gas increasingly viewed as a key strategic asset.

Although hydrocarbon prices remain sensitive to geopolitical events, macroeconomic conditions and policy decisions, and short-term supply fluctuations, we expect the overall economics of deepwater and harsh-environment projects to remain attractive.  These fields continue to generate competitive economic returns and are generally of lower carbon intensity compared to many other hydrocarbon sources.

Consistent with our prior expectations, overall tendering activity and contract awards increased during the first half of 2026 and additional contract awards are anticipated for projects commencing in 2027 and 2028.  Demand for ultra-deepwater rigs remains robust and is expanding geographically, with incremental opportunities emerging, for example, in West Africa, the Mediterranean Sea, Southeast Asia and India.  High-specification drillships that have historically operated in the U.S. Gulf or Brazil are expected to mobilize to these regions as contract durations and commercial conditions become increasingly attractive.

Similarly, we expect demand for harsh environment rigs to remain strong through the end of the decade, driven primarily by activity in Norway – the largest market for these units – and by opportunities emerging in new geographies suited for harsh-environment capable rigs.  Several high-specification semisubmersible rigs that previously mobilized to other harsh environment regions, such as Namibia, the Black Sea, and Australia, have or are expected to return to the Norwegian North Sea as project requirements and market conditions continue to improve.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of August 5, 2026, the uncommitted fleet rates for the remainder of 2026 and each of the four years in the period ending December 31, 2030 were as follows:

	2026	2027	2028	2029	2030
Uncommitted fleet rate
Ultra-deepwater floaters	26%	36%	70%	81%	93%
Harsh environment floaters	3%	18%	66%	86%	93%

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

	August 5,	May 4,	February 19,
	2026	2026	2026

	(in millions)
Contract backlog
Ultra-deepwater floaters	$4,816	$5,221	$4,477
Harsh environment floaters	1,916	1,907	1,587
Total contract backlog	$6,732	$7,128	$6,064

Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  It does not include conditional agreements and options to extend firm commitments.

In June 2026, we entered into an agreement with Equinor ASA, conditional upon receipt of license approvals, for three harsh environment semisubmersible rigs.  The contract, once approved, represents $1.0 billion of incremental contract backlog, excluding additional services, which is not included in the contract backlog presented above.

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

	Three months ended
	June 30,	March 31,	June 30,
	2026	2026	2025
Average daily revenue
Ultra-deepwater floaters	$455,500	$480,700	$457,200
Harsh environment floaters	$510,000	$463,800	$462,400
Total fleet average daily revenue	$472,500	$475,600	$458,600

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

	Three months ended
	June 30,	March 31,	June 30,
	2026	2026	2025
Revenue efficiency
Ultra-deepwater floaters	95.7%	97.6%	96.7%
Harsh environment floaters	99.5%	96.7%	96.3%
Total fleet average revenue efficiency	97.0%	97.3%	96.6%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2026	2026	2025
Rig utilization
Ultra-deepwater floaters	72.6%	82.1%	64.7%
Harsh environment floaters	94.2%	100.0%	75.3%
Total fleet average rig utilization	78.2%	86.7%	67.3%

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

Operating Results

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2026	2025	Change	% Change

	(in millions, except day amounts and percentages)
Operating days	1,922	2,040	(118)	(6)%
Average daily revenue	$472,500	$458,600	$13,900	3%
Revenue efficiency	97.0%	96.6%
Rig utilization	78.2%	67.3%

Contract drilling revenues	$966	$988	$(22)	(2)%

Operating and maintenance expense	(608)	(599)	(9)	(2)%
Depreciation and amortization expense	(148)	(175)	27	15%
General and administrative expense	(56)	(49)	(7)	(14)%
Loss on impairment of assets	—	(1,136)	1,136	nm
Gain (loss) on disposal of assets, net	(2)	7	(9)	nm
Operating income (loss)	152	(964)	1,116	nm

Other income (expense), net
Interest income	12	10	2	20%
Interest expense	20	(112)	132	nm
Other, net	—	(27)	27	nm
Income (loss) before income taxes	184	(1,093)	1,277	nm
Income tax (expense) benefit	(14)	155	(169)	nm
Net income (loss)	$170	$(938)	$1,108	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to approximately $50 million resulting from decreased rig utilization for the comparable fleet, considering six idle rigs in the earlier-year utilization rate that were classified as held for sale and sold subsequent to June 30, 2025.  This decrease was partially offset by the following increases: (a) approximately $15 million resulting from higher average daily revenues, (b) approximately $10 million resulting from increased reimbursement revenues, and (c) approximately $5 million resulting from improved revenue efficiency for the active fleet.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the following increases: (a) approximately $15 million resulting from personnel costs and (b) approximately $10 million resulting from reimbursable costs.  These increases were partially offset by the following decreases: (a) approximately $5 million resulting from rigs sold, (b) approximately $5 million resulting from lower in-service costs related to additional services and contract preparation cost recognition, and (c) approximately $5 million resulting from lower asset maintenance costs.

Depreciation and amortization expense decreased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a $30 million reduction resulting from rigs sold or classified as held for sale.

General and administrative costs and expenses increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the following: (a) $11 million of acquisition costs and (b) $3 million of integration costs, both of which recognized in the current-year period with no comparable activity in the earlier year, partially offset by (c) $7 million resulting from decreased personnel costs.

Impairment of assets—In the three months ended June 30, 2025, we recognized a loss on impairment of the ultra-deepwater floaters Discoverer Luanda and GSF Development Driller I, together with related assets, which we determined were impaired at the time we classified them as held for sale, and the ultra-deepwater floaters Development Driller III and Discoverer Inspiration, together with related assets, which were previously classified as held for sale and determined to be further impaired.

Disposal of assets—In the three months ended June 30, 2026 and 2025, we recognized a net loss and a net gain, respectively, on disposal of assets unrelated to rig sales.

Other income and expense—Interest expense decreased in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the following: (a) $105 million decreased interest resulting from changes to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”) and (b) $36 million decreased interest resulting from debt repaid as scheduled or early retired, partially offset by (c) $10 million increased interest resulting from debt issued in the earlier year.

Other expense, net, decreased in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a loss of $24 million associated with the issuance of additional Transocean Ltd. shares to certain holders of 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Exchangeable Bonds”) in the earlier year with no comparable activity in the current-year period.

Income tax expense or benefit—In the three months ended June 30, 2026 and 2025, our effective tax rate was 7.8% percent and 14.2 percent, respectively, based on income or loss before income taxes.  In the three months ended June 30, 2026 and 2025, the effect of various discrete period tax items was a net tax benefit of $24 million and $203 million, respectively.  In the three months ended June 30, 2026, such discrete items were primarily related to valuation allowance adjustments.  In the three months ended June 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances and rig basis changes related to impairment.  In the three months ended June 30, 2026 and 2025, our effective tax rate, excluding discrete items, was 19.4 percent and 70.0 percent, respectively, based on income before income taxes.

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

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2026	2025	Change	% Change

	(in millions, except day amounts and percentages)

Operating days	4,030	3,980	50	1%
Average daily revenue	$474,100	$451,300	$22,800	5%
Revenue efficiency	97.2%	96.1%
Rig utilization	82.5%	65.3%

Contract drilling revenues	$2,047	$1,894	$153	8%

Operating and maintenance expense	(1,214)	(1,217)	3	—%
Depreciation and amortization expense	(291)	(351)	60	17%
General and administrative expense	(105)	(99)	(6)	(6)%
Loss on impairment of assets	—	(1,136)	1,136	nm
Gain on disposal of assets, net	2	9	(7)	(78)%
Operating income (loss)	439	(900)	1,339	nm

Other income (expense), net
Interest income	22	18	4	22%
Interest expense	(256)	(228)	(28)	(12)%
Loss on retirement of debt	(11)	—	(11)	nm
Other, net	7	(23)	30	nm
Income (loss) before income taxes	201	(1,133)	1,334	nm
Income tax benefit	40	116	(76)	(66)%
Net income (loss)	$241	$(1,017)	$1,258	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the following: (a) approximately $80 million resulting from higher average daily revenues, (b) approximately $30 million resulting from increased utilization, (c) approximately $25 million resulting from increased reimbursement revenues, and (d) approximately $20 million resulting from improved revenue efficiency for the active fleet.

Costs and expenses—Operating and maintenance costs and expenses decreased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the following: (a) a non-cash loss of $34 million in the earlier year resulting from an unfavorable legal outcome, (b) approximately $10 million resulting from rigs sold, and (c) approximately $10 million resulting from lower asset maintenance costs.  These decreases were partially offset by the following increases: (a) approximately $25 million resulting from reimbursable costs and (b) approximately $25 million resulting from personnel costs.

Depreciation and amortization expense decreased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a $64 million reduction resulting from rigs sold or classified as held for sale.

General and administrative costs and expenses increased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the following (a) $17 million of acquisition costs and (b) $3 million of integration costs, both of which recognized in the current-year period with no comparable activity in the earlier year, partially offset by (c) $9 million resulting from decreased personnel costs and (d) $3 million of decreased legal and professional fees.

Impairment of assets—In the six months ended June 30, 2025, we recognized a loss on impairment of Discoverer Luanda and GSF Development Driller I, together with related assets, which we determined were impaired at the time we classified them as held for sale, and Development Driller III and Discoverer Inspiration, together with related assets, which were previously classified as held for sale and determined to be further impaired.

Disposal of assets—In the six months ended June 30, 2026, we recognized a net gain of $4 million associated with the disposal of two ultra-deepwater drillships and related assets.  In the six months ended June 30, 2026 and 2025, we recognized a net loss of $2 million and a net gain of $9 million, respectively, on disposal of assets unrelated to rig sales.

Other income and expense—Interest expense increased in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the following: (a) $84 million increased interest resulting from changes to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% Exchangeable Bonds, (b) $20 million increased interest resulting from debt issued in the earlier year, partially offset by (c) $80 million decreased interest resulting from debt repaid as scheduled or early retired.

In the six months ended June 30, 2026, we recognized a loss on retirement of the 8.375% Senior Secured Notes.

Other income, net, increased in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the following: (a) a loss of $24 million associated with the issuance of additional Transocean Ltd. shares to certain holders of the 4.00% Exchangeable Bonds in the earlier year with no comparable activity in the current-year period and (b) increased income of $5 million associated with our investments in the debt and equity of unconsolidated affiliates.

Income tax expense or benefit—In the six months ended June 30, 2026 and 2025, our effective tax rate was (19.8) percent and 10.3 percent, respectively, based on income or loss before income taxes.  In the six months ended June 30, 2026 and 2025, the effect of various discrete period tax items was a net tax benefit of $137 million and $189 million, respectively.  In the six months ended June 30, 2026, such discrete items included changes to operating structures and valuation allowances.  In the six months ended June 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances and rig basis changes related to impairment.  In the six months ended June 30, 2026 and 2025, our effective tax rate, excluding discrete items, was 42.8 percent and 268.9 percent, respectively, based on income or loss before income taxes.

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

Liquidity and Capital Resources

Sources and uses of cash

In the six months ended June 30, 2026, our primary source of cash was net cash provided by operating activities.  Our primary uses of cash were debt repayments and capital expenditures.

	Six months ended
	June 30,
	2026	2025	Change

	(in millions)
Cash flows from operating activities
Net income (loss)	$241	$(1,017)	$1,258
Non-cash items, net	280	1,328	(1,048)
Changes in operating assets and liabilities, net	(121)	(157)	36
	$400	$154	$246

Net cash provided by operating activities increased primarily due to (a) increased cash received from customers and (b) reduced cash paid for interest.

	Six months ended
	June 30,
	2026	2025	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(52)	$(84)	$32
Investment in equity of unconsolidated affiliate	(2)	—	(2)
Proceeds from disposal of assets, net of costs to sell	26	10	16
Proceeds from disposal of investment in debt or equity of unconsolidated affiliates	13	4	9
	$(15)	$(70)	$55

Net cash used in investing activities decreased primarily due to (a) decreased capital expenditures, (b) increased proceeds from disposal of assets, primarily resulting from the completion of the sale of two ultra-deepwater floaters in the current-year period, and (c) proceeds from disposal of an investment in a note receivable from an unconsolidated affiliate in the current-year period relative to proceeds from disposal of an investment in equity of an unconsolidated affiliate in the earlier year.

	Six months ended
	June 30,
	2026	2025	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(586)	$(240)	$(346)
Other, net	(1)	(13)	12
	$(587)	$(253)	$(334)

Net cash used in financing activities increased primarily due to increased cash used to repay debt, primarily resulting from the redemption of the outstanding $358 million aggregate principal amount of the 8.375% Senior Secured Notes in current-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt installments and maturities or other debt-related deposits or reservations of unrestricted cash.  At June 30, 2026, we had $509 million in unrestricted cash and cash equivalents and $286 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

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

Drilling fleet—From time to time, we review possible acquisitions of businesses and drilling rigs, as well as noncontrolling ownership interests in other companies, and we may make significant future capital commitments for such purposes.  We may also consider investments related to major rig upgrades, new rig construction, or the acquisition of a rig under construction.  Any such acquisition or investment has involved, and in the future could involve, the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  Our failure to subsequently secure drilling contracts in these instances, if not already secured, could have an adverse effect on our results of operations or cash flows.  For information about our Agreement to acquire Valaris, see Notes to Consolidated Financial Statements—Note 1—Business.

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

From time to time, we may review the possible disposition of certain drilling assets.  In the six months ended June 30, 2026, we completed the disposal of two ultra-deepwater drillships, together with related assets, in sales for recycling.  In July 2026, we completed the sale of one harsh environment semisubmersible and related assets in a sale for recycling.  Considering market conditions, we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Condensed Consolidated Financial Statements—Note 5—Long-Lived Assets.

Contractual obligations and other commercial commitments—As of June 30, 2026, with exception to our redemption and early retirement of the outstanding $358 million aggregate principal amount of the 8.375% Senior Secured Notes, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025.  For additional information about our debt obligations, including scheduled maturities and early retirement, see Notes to Condensed Consolidated Financial Statements—Note 6—Debt.

Critical Accounting Policies and Estimates

As of June 30, 2026, there have been no material changes to the critical accounting policies and estimates that we use as a basis for applying judgments, assumptions and estimates to prepare our condensed consolidated financial statements, as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to equity price risk related to our exchangeable bonds and currency exchange rate risk related to our international operations.  With the exception to the following, there have been no material changes to our market risks as previously disclosed in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2025.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of June 30, 2026 (in millions, except interest rate percentages):

	Twelve months ending June 30,
	2027	2028	2029	2030	2031	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$405	$332	$1,148	$729	$1,296	$1,197	$5,107	$5,329
Average interest rate	6.90%	7.58%	8.27%	7.28%	8.19%	7.44%

At June 30, 2026 and December 31, 2025, the fair value of our outstanding debt was $5.33 billion and $5.76 billion, respectively.  During the six months ended June 30, 2026, the fair value of our debt decreased by $426 million due to the following: (a) a decrease of $366 million resulting from redemption of the 8.375% senior secured notes due February 2028 and (b) a decrease of $229 million resulting from the repayment of debt in scheduled installments.  These decreases were partially offset by a net increase of $169 million resulting from changes in the market prices of our outstanding debt.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of June 30, 2026, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
April 2026	—	$—	—	$4,012
May 2026	—	—	—	4,012
June 2026	—	—	—	4,012
Total	—	$—	—	$4,012
(a)In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  At June 30, 2026, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $4.01 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 22, 2026, Mr. Brady K. Long, our Executive Vice President and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined under Item 408(a) of Regulation S-K of the Securities Act of 1933, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 198,622 shares of Transocean Ltd. (the “CLO Plan”).  Sales may not commence under the CLO Plan until September 20, 2026 at the earliest and only at specified market prices.  Unless earlier terminated in accordance with its terms and conditions, the CLO Plan expires on August 15, 2027.

On July 2, 2026, Mr. Jason Pack, our Senior Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined under Item 408(a) of Regulation S-K of the Securities Act of 1933, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 262,103 shares of Transocean Ltd. (the “CAO Plan”).  Sales may not commence under the CAO Plan until October 1, 2026 at the earliest and only at specified market prices.  Unless earlier terminated in accordance with its terms and conditions, the CAO Plan expires on September 15, 2027.

Item 6.	Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
2.1	Business Combination Agreement, dated as of February 9, 2026, between Transocean Ltd. and Valaris Limited	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 10, 2026
3.1	Articles of Association of Transocean Ltd., amended as of May 22, 2026	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 26, 2026
3.2	Organizational Regulations of Transocean Ltd., as amended, effective as of July 1, 2026	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 26, 2026
10.1

Support Agreement, dated as of May 19, 2026, between Transocean Ltd., Kristian K. Johansen, Famatown Finance Limited, Greenwich Holdings Limited, C.K. Limited, Geveran Trading Co. Limited and Hemen Holding Limited

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 19, 2026
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025; (ii) our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025; (iii) our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025; (iv) our condensed consolidated statements of equity for the three and six months ended June 30, 2026 and 2025; (v) our condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline Extensible Business Reporting Language	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 6, 2026.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jason Pack
Jason Pack
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)