Form 10-Q
period 2026-09-30
Transocean Ltd.
filed 2026-11-03
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, 1,116,921,983 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Contract drilling revenues	$937	$1,028	$2,984	$2,922

Costs and expenses
Operating and maintenance	589	584	1,803	1,801
Depreciation and amortization	146	161	437	512
General and administrative	62	46	167	145
	797	791	2,407	2,458

Loss on impairment of assets	—	(1,913)	—	(3,049)
Gain (loss) on disposal of assets, net	3	(1)	5	8
Operating income (loss)	143	(1,677)	582	(2,577)

Other income (expense), net
Interest income	1	12	23	30
Interest expense	(134)	(154)	(390)	(382)
Loss on retirement of debt	—	—	(11)	—
Other, net	(85)	(78)	(78)	(101)
	(218)	(220)	(456)	(453)

Income (loss) before income taxes	(75)	(1,897)	126	(3,030)
Income tax expense (benefit)	(101)	26	(141)	(90)
Net income (loss)	$26	$(1,923)	$267	$(2,940)

Earnings (loss) per share
Basic	$0.02	$(2.00)	$0.24	$(3.23)
Diluted	$0.02	$(2.00)	$0.24	$(3.23)

Weighted-average shares outstanding
Basic	1,120	961	1,116	911
Diluted	1,127	961	1,126	911

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income (loss)	$26	$(1,923)	$267	$(2,940)

Components of net periodic benefit costs before reclassifications	(4)	(3)	1	(6)
Components of net periodic benefit costs reclassified to net income (loss)	95	1	96	1
Other comprehensive income (loss) before income taxes	91	(2)	97	(5)
Income taxes related to other comprehensive income (loss)	(39)	—	(39)	—

Other comprehensive income (loss)	52	(2)	58	(5)

Total comprehensive income (loss)	$78	$(1,925)	$325	$(2,945)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$499	$620
Accounts receivable, net of allowance of $2 at September 30, 2026 and December 31, 2025	645	540
Materials and supplies, net of allowance of $149 and $140 at September 30, 2026 and December 31, 2025, respectively	371	378
Assets held for sale	—	24
Restricted cash and cash equivalents	285	377
Other current assets	189	142
Total current assets	1,989	2,081

Property and equipment	17,515	17,451
Less accumulated depreciation	(5,277)	(4,874)
Property and equipment, net	12,238	12,577

Deferred tax assets, net	62	61
Other assets	779	923
Total assets	$15,068	$15,642

Liabilities and equity
Accounts payable	$269	$242
Accrued income taxes	6	22
Debt due within one year	460	445
Other current liabilities	568	627
Total current liabilities	1,303	1,336

Long-term debt	4,558	5,212
Deferred tax liabilities, net	254	404
Other long-term liabilities	499	582
Total long-term liabilities	5,311	6,198

Commitments and contingencies

Shares, $0.10 par value,
1,445 authorized, 141 conditionally authorized, 1,304 issued and 1,117 outstanding at September 30, 2026 and
1,204 authorized, 141 conditionally authorized, 1,204 issued and 1,102 outstanding at December 31, 2025	112	110
Additional paid-in capital	15,623	15,604
Accumulated deficit	(7,193)	(7,460)
Accumulated other comprehensive loss	(88)	(146)
Total equity	8,454	8,108
Total liabilities and equity	$15,068	$15,642

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Shares
Balance, beginning of period	$112	$90	$110	$87
Issuance of shares	—	20	2	23
Balance, end of period	$112	$110	$112	$110

Additional paid-in capital
Balance, beginning of period	$15,617	$14,966	$15,604	$14,880
Share-based compensation	12	10	27	26
Issuance of shares	(6)	620	(8)	690
Balance, end of period	$15,623	$15,596	$15,623	$15,596

Accumulated deficit
Balance, beginning of period	$(7,219)	$(5,562)	$(7,460)	$(4,545)
Net income (loss)	26	(1,923)	267	(2,940)
Balance, end of period	$(7,193)	$(7,485)	$(7,193)	$(7,485)

Accumulated other comprehensive loss
Balance, beginning of period	$(140)	$(141)	$(146)	$(138)
Other comprehensive income (loss)	52	(2)	58	(5)
Balance, end of period	$(88)	$(143)	$(88)	$(143)

Total controlling interest shareholders’ equity
Balance, beginning of period	$8,370	$9,353	$8,108	$10,284
Total comprehensive income (loss)	78	(1,925)	325	(2,945)
Share-based compensation	12	10	27	26
Issuance of shares	(6)	640	(6)	713
Balance, end of period	$8,454	$8,078	$8,454	$8,078

Noncontrolling interest
Balance, beginning of period	$—	$1	$—	$1
Distribution to holder of noncontrolling interest	—	(1)	—	(1)
Balance, end of period	$—	$—	$—	$—

Total equity
Balance, beginning of period	$8,370	$9,354	$8,108	$10,285
Total comprehensive income (loss)	78	(1,925)	325	(2,945)
Share-based compensation	12	10	27	26
Issuance of shares	(6)	640	(6)	713
Distribution to holder of noncontrolling interest	—	(1)	—	(1)
Balance, end of period	$8,454	$8,078	$8,454	$8,078

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$267	$(2,940)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	437	512
Share-based compensation expense	27	26
Loss on impairment of assets	—	3,049
Gain on disposal of assets, net	(5)	(8)
Amortization of debt-related balances, net	29	36
(Gain) loss on adjustment to bifurcated compound exchange feature	41	(51)
Loss on retirement of debt	11	—
Loss on conversion of debt to equity	—	99
Gain on disposal of investment in equity of unconsolidated affiliate	(19)	—
Deferred income tax benefit	(190)	(146)
Other, net	104	13
Changes in contract liabilities, net	(88)	(136)
Changes in deferred costs, net	49	53
Changes in other operating assets and liabilities, net	(89)	(107)
Net cash provided by operating activities	574	400

Cash flows from investing activities
Capital expenditures	(95)	(95)
Deposits to short-term investments	(50)	—
Investment in equity of unconsolidated affiliates	(2)	—
Proceeds from disposal of assets, net of costs to sell	31	44
Proceeds from disposal of investment in equity of unconsolidated affiliates	39	4
Proceeds from disposal of investment in debt of unconsolidated affiliate	13	—
Net cash used in investing activities	(64)	(47)

Cash flows from financing activities
Repayments of debt	(718)	(450)
Proceeds from issuance of shares, net of issue costs	—	421
Other, net	(5)	(15)
Net cash used in financing activities	(723)	(44)

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(213)	309
Unrestricted and restricted cash and cash equivalents, beginning of period	997	941
Unrestricted and restricted cash and cash equivalents, end of period	$784	$1,250

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of September 30, 2026, we owned or had partial ownership interests in and operated a fleet of 27 mobile offshore drilling units, consisting of 20 ultra-deepwater drillships and seven harsh environment semisubmersibles.

Agreement to acquire Valaris Limited

On February 9, 2026, we and Valaris Limited, an exempted company limited by shares incorporated under the laws of Bermuda, ("Valaris") entered into a Business Combination Agreement (the "Agreement"), providing for the combination of Transocean and Valaris (the "Business Combination").  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, we will acquire all of the issued and outstanding common shares, par value $0.01 each, of Valaris (the “Valaris Shares”) in exchange for Transocean Ltd. shares, par value $0.10 each, at an exchange ratio of 15.235 Transocean Ltd. shares for each Valaris Share.  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, at the time on which the order of the Supreme Court of Bermuda providing for its sanction of the Scheme of Arrangement is filed with the Registrar of Companies of Bermuda, the Business Combination will become effective and Valaris will become our wholly owned subsidiary.  The board of directors of Transocean and Valaris each unanimously approved and declared advisable the Agreement and the transactions contemplated thereby, including the Business Combination.  In the three and nine months ended September 30, 2026, we incurred acquisition costs of $10 million and $27 million, respectively, which had no net tax effect, recorded in general and administrative costs and expenses.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, included in our annual report on Form 10K filed on February 23, 2026.

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

Note 4—Unconsolidated Affiliate

Disposal—We hold equity investments in unconsolidated companies, including certain companies involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for drilling and other activities.  In the three and nine months ended September 30, 2026, we completed the sale of our equity investment in Enhanced Well Technologies Group AS, a company involved in providing well construction solutions, such as advanced managed pressure drilling and riserless mud recovery technologies, for cash proceeds of $39 million and recognized a gain of $19 million, which had no net tax effect, recorded in other, net.

Note 5—Revenues

Overview—For most of our contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of September 30, 2026, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through April 2031.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended September 30,						Nine months ended September 30,
	2026			2025			2026			2025
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$327	$—	$327	$400	$—	$400	$1,104	$—	$1,104	$1,202	$—	$1,202
Brazil	160	—	160	223	—	223	559	—	559	636	—	636
Norway	—	185	185	—	177	177	—	541	541	—	476	476
Australia	—	107	107	—	102	102	—	316	316	—	277	277
Other countries (a)	103	55	158	73	53	126	298	166	464	215	116	331
Total contract drilling revenues	$590	$347	$937	$696	$332	$1,028	$1,961	$1,023	$2,984	$2,053	$869	$2,922
(a)The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	September 30,	December 31,
	2026	2025
Contract liabilities, recorded in other current liabilities	$133	$181
Contract liabilities, recorded in other long-term liabilities	52	92
Total contract liabilities	$185	$273

Significant changes in contract liabilities were as follows (in millions):

	Nine months ended September 30,
	2026	2025
Total contract liabilities, beginning of period	$273	$443
Decrease due to recognition of revenues for goods and services	(154)	(187)
Increase due to goods and services transferred over time	66	51
Total contract liabilities, end of period	$185	$307

Pre-operating costs—In the three and nine months ended September 30, 2026, we recognized pre-operating costs of $15 million and $78 million, respectively, recorded in operating and maintenance costs.  In the three and nine months ended September 30, 2025, we recognized pre-operating costs of $41 million and $120 million, respectively, recorded in operating and maintenance costs.  At September 30, 2026 and December 31, 2025, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $75 million and $136 million, respectively, recorded in other assets.

Note 6—Long-Lived Assets

Impairments—In the three and nine months ended September 30, 2025, we recognized an aggregate loss of $1.91 billion ($1.91 billion, or $1.98 per diluted share, net of tax) and $3.05 billion ($3.04 billion, or $3.34 per diluted share, net of tax), respectively, associated with the impairment of the ultra-deepwater floaters Deepwater Champion, Discoverer Americas, Discoverer Clear Leader, Discoverer India, Discoverer Luanda, GSF Development Driller I, and the harsh environment floater Henry Goodrich, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale, and the ultra-deepwater floaters

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Development Driller III and Discoverer Inspiration, together with related assets, which were previously classified as held for sale and determined to be further impaired.  We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts or indicative market values for sale of the rigs and related assets for recycling.

Assets held for sale—At December 31, 2025, the aggregate carrying amount of our assets held for sale, including Deepwater Champion, Discoverer India and Henry Goodrich, together with related assets, was $24 million.

Disposals—In the nine months ended September 30, 2026, we completed the sale of Deepwater Champion, Discoverer India and Henry Goodrich, together with related assets, for aggregate net cash proceeds of $30 million, including $3 million received as a deposit in the year ended December 31, 2025, and we recognized an aggregate net gain of $6 million, which had no net tax effect, associated with the disposal of the rigs and related assets.  In the nine months ended September 30, 2025, we completed the sale of Development Driller III, Discoverer Inspiration, Discoverer Luanda and GSF Development Driller I, together with related assets, for aggregate net cash proceeds of $34 million.  In the nine months ended September 30, 2026 and 2025, we received aggregate net cash proceeds of $4 million and $10 million, respectively, and recognized an aggregate net loss of $1 million and an aggregate net gain of $8 million, respectively, associated with the disposal of assets unrelated to rig sales.

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including a bifurcated compound exchange feature and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
7.45% Notes due April 2027	$52	$52	$52	$52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	111	209	108	202
8.375% Senior Secured Notes due February 2028	—	425	—	421
7.00% Notes due June 2028	209	209	210	210
8.00% Senior Secured Notes due September 2028	165	235	164	233
8.25% Senior Notes due May 2029	900	900	891	889
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	259	259	348	292
8.75% Senior Secured Notes due February 2030	763	881	753	868
7.50% Notes due April 2031	396	396	395	395
8.50% Senior Notes due May 2031	900	900	889	888
7.875% Senior Guaranteed Notes due October 2032	500	500	493	493
6.80% Senior Notes due March 2038	610	610	606	605
7.35% Senior Notes due December 2041	88	88	87	87
Total debt	4,975	5,686	5,018	5,657

Less debt due within one year
7.45% Notes due April 2027	52	—	52	—
8.00% Debentures due April 2027	22	—	22	—
4.50% Shipyard Loans due September 2027	111	136	108	129
8.375% Senior Secured Notes due February 2028	—	135	—	133
8.00% Senior Secured Notes due September 2028	165	70	164	69
8.75% Senior Secured Notes due February 2030	117	117	114	114
Total debt due within one year	467	458	460	445
Total long-term debt	$4,508	$5,228	$4,558	$5,212

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled installments and maturities—At September 30, 2026, scheduled repayments were as follows (in millions):

Total
Twelve months ending September 30,
2027	$467
2028	327
2029	1,277
2030	411
2031	1,296
Thereafter	1,197
Total principal amount of debt	4,975
Total unamortized debt-related balances, net	(124)
Bifurcated compound exchange feature, at estimated fair value	167
Total carrying amount of debt	$5,018

Credit agreement

Secured Credit Facility—We have a secured revolving credit facility (the “Secured Credit Facility”) established under a bank credit agreement (as amended from time to time, the “Existing Credit Agreement”), which has a borrowing capacity of $510 million through its maturity on June 22, 2028.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  At September 30, 2026, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was 2.75 percent and the facility fee was 0.50 percent.  At September 30, 2026, we had no borrowings outstanding, $97 million of letters of credit issued, and we had $413 million of available borrowing capacity under the Secured Credit Facility.

Subsequent event—On October 15, 2026, we entered into an amended and restated bank credit agreement (the “Amended and Restated Credit Agreement”), which, upon its effectiveness, will amend and restate the Existing Credit Agreement.  The effectiveness of the Amended and Restated Credit Agreement is subject to the closing of the Business Combination and the satisfaction or waiver of other conditions customary for a secured credit facility.  Upon its effectiveness, the Amended and Restated Credit Agreement will, among other things, (a) extend the scheduled maturity date to October 2031 from June 2028, (b) increase the total amount of revolving commitments thereunder to $750 million from $510 million and (c) modify certain covenants and other terms thereunder.  Under the Amended and Restated Credit Agreement, borrowings will continue to be guaranteed by Transocean Ltd. and certain wholly owned subsidiaries and secured by certain drilling rigs and related collateral.  The Existing Credit Agreement remains in full force and effect until the Amended and Restated Credit Agreement becomes effective.  The lenders’ commitments under the Amended and Restated Credit Agreement will automatically terminate if the conditions to its effectiveness are not satisfied or waived by May 9, 2027.

Exchangeable bonds

Interest expense—The 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”) have an effective interest rate of 18.3%.  We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Contractual interest	$3	$3	$9	$14
Amortization	4	4	14	15
(Gain) loss on adjustment to bifurcated compound exchange feature	22	14	41	(51)
Total	$29	$21	$64	$(22)

Bifurcated exchange feature and estimated fair value—Effective March 30, 2026, we may redeem for cash all or a portion of the 4.625% Exchangeable Bonds at a price equivalent to the aggregate principal amount to be redeemed if the closing price of our shares has been greater than 115 percent of the exchange price for a period of at least 20 trading days.  If we give notice of our election to exercise the right to redeem, the indenture governing the 4.625% Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented below, requires us to pay a make-whole premium of future interest through March 30, 2028 to any holders that exercise their right to exchange during the redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the liability for the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.  At September 30, 2026 and

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

December 31, 2025, the carrying amount of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, was $167 million and $126 million, respectively.

At September 30, 2026, the estimated fair value of the 4.625% Exchangeable Bonds was $412 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Exchange terms—At September 30, 2026, the 4.625% Exchangeable Bonds had the following exchange terms: (a) an exchange rate of 290.6618 Transocean Ltd. shares per $1,000 note, (b) an implied exchange price of $3.44 per Transocean Ltd. share and (c) an aggregate of 75.3 million shares issuable upon exchange of our exchangeable bonds.  The exchange rate is subject to adjustment upon the occurrence of certain events.  The 4.625% Exchangeable Bonds may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Exchanges—In the nine months ended September 2025, we entered into separate, individually negotiated agreements (as amended, the “Exchange Agreements”) with certain holders of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Exchangeable Bonds”).  In the nine months ended September 30, 2025, the holders exchanged $196 million aggregate principal amount of 4.00% Exchangeable Bonds under the terms of the Exchange Agreements and received an aggregate 73.3 million Transocean Ltd. shares, which included an aggregate 35.9 million shares incremental to the number of shares issuable pursuant to the governing indenture based upon the principal amount exchanged.  In the three and nine months ended September 30, 2025, we recognized a loss of $75 million and $99 million, respectively, recorded in other, net, which had no net tax effect, associated with these transactions.  See Note 12—Equity.

Redemption and retirement

Early retirement—In March 2026, we made a cash payment of $365 million, including an early redemption premium, to retire the outstanding $358 million aggregate principal amount of the 8.375% senior secured notes due February 2028.  In the nine months ended September 30, 2026, as a result of the early redemption, we recognized a loss of $11 million, which had no net tax effect, associated with the retirement of debt.

Subsequent event—In October 2026, we made a cash payment of $168 million, including an early redemption premium, to retire the outstanding $165 million aggregate principal amount of the 8.00% senior secured notes due September 2028.

Note 8—Benefit Plan

Plan termination—In September 2026, we completed steps to effectuate the termination of our U.S. qualified defined benefit plan with the purchase of an insurance buy-out contract under which the insurance company assumed all benefit obligations under the plan.  In the three and nine months ended September 30, 2026, as a result of the transaction, we recognized a non-cash loss of $101 million ($62 million, or $0.05 per diluted share, net of tax), recorded in other, net, associated with the settlement of such benefit obligations.  Following the transaction, the plan retained $44 million of excess plan assets, recorded in other assets, and we intend to redirect such assets to another benefit plan, as permitted under the U.S. Internal Revenue Code of 1986, as amended.

Note 9—Income Taxes

Tax provision and rate—In the nine months ended September 30, 2026 and 2025, our effective tax rate was (112.3) percent and 3.0 percent, respectively, based on income or loss before income taxes.  In the nine months ended September 30, 2026 and 2025, the effect of various discrete period tax items was a net tax benefit of $271 million and $195 million, respectively.  In the nine months ended September 30, 2026, such discrete items included changes to operating structures, various uncertain tax positions and valuation allowances, as well as the termination of our U.S. qualified defined benefit plan.  In the nine months ended September 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances, rig ownership changes and rig basis changes related to impairment.  In the nine months ended September 30, 2026 and 2025, our effective tax rate, excluding discrete items, was 49.9 percent and 86.6 percent, respectively, based on income or loss before income taxes.

In the nine months ended September 30, 2025, we recognized a net tax benefit of $195 million, primarily resulting from a release of uncertain tax positions.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

adverse effect on our condensed consolidated statement of financial position or results of operations; however, it could have a material adverse effect on our condensed consolidated statement of cash flows.

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of September 30, 2026, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 539 million, equivalent to $104 million, and indirect tax of BRL 100 million, equivalent to $19 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 10—Earnings (Loss) Per Share

The computations of basic and diluted earnings or loss per share were as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Net income (loss)	$26	$26	$(1,923)	$(1,923)	$267	$267	$(2,940)	$(2,940)

Denominator for earnings (loss) per share
Weighted-average shares outstanding	1,120	1,120	961	961	1,116	1,116	911	911
Effect of share-based awards	—	7	—	—	—	8	—	—
Effect of warrants	—	—	—	—	—	2	—	—
Weighted-average shares for per share calculation	1,120	1,127	961	961	1,116	1,126	911	911

Earnings (loss) per share	$0.02	$0.02	$(2.00)	$(2.00)	$0.24	$0.24	$(3.23)	$(3.23)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Convertible debt instruments	75	88	75	109
Share-based awards	3	15	3	16
Warrants (a)	—	—	—	—
(a)	For the three and nine months ended September 30, 2025, the warrants were antidilutive since the exercise price was greater than the average price for our shares.

Note 11—Contingencies

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  As of September 30, 2026, six plaintiffs have claims pending in Louisiana and 43 plaintiffs in the aggregate have claims pending in Illinois, Missouri and California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes, alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2026, the subsidiary was a defendant in approximately 669 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  We have a coverage-in-place agreement with certain insurers and additional funding from settlement agreements with other insurers.  Overall, we believe the subsidiary

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 12—Equity

Warrants—At December 31, 2025, we had 22.2 million outstanding warrants to acquire Transocean Ltd. shares, the aggregate carrying amount of which was $16 million, net of issue costs, recorded as a component of additional paid-in capital.  The warrants could be exercised by holders at any time prior to the close of business on March 13, 2026 at an exercise price equal to $3.71 per share, and at our election, such exercise could be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  In March 2026, holders of 22.2 million warrants exercised their rights to acquire Transocean Ltd. shares.  We elected to settle the exercises by delivering Transocean Ltd. shares, and such settlement was based on an average price of $6.59 per share, representing the volume-weighted average trading price during the applicable settlement period following receipt of each exercise notice.  In April 2026, we issued 9.7 million Transocean Ltd. shares, net of shares withheld to satisfy the exercise price.

Share issuance—In September 2025, we issued 143.8 million Transocean Ltd. shares in a public offering, including 4.0 million Transocean Ltd. shares issued to Perestroika (Cyprus) Ltd. (together with its subsidiaries, “Perestroika”), an entity affiliated with one of our directors that beneficially owns approximately 9 percent of our shares.  In connection with the issuance, we received $421 million aggregate cash proceeds, net of issue costs, including $12 million from Perestroika.

In the three and nine months ended September 2025, we issued 54.7 million and 73.3 million Transocean Ltd. shares, respectively, with an aggregate fair value of $147 million and $196 million, respectively, to certain holders of the 4.00% Exchangeable Bonds pursuant to the Exchange Agreements.  See Note 7—Debt.

Note 13—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$499	$499	$620	$620
Restricted cash and cash equivalents	285	285	377	377
Short-term investments	50	50	—	—
Total debt	5,018	5,183	5,657	5,755

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Short-term investments—We occasionally invest cash in short-term investments, such as time deposits, that do not qualify as cash equivalents because the original maturities extend beyond three months.  The carrying amount of such short-term investments, recorded in other current assets, represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of the instruments.

Total debt—The carrying amount of our total debt represents the principal amount, together with unamortized discounts, premiums and issue costs.  The carrying amount and fair value of our total debt includes amounts related to our exchangeable bonds (see Note 7—Debt).  We estimated the fair value of our total debt using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads for the instruments and, with respect to our exchangeable bonds, the expected volatility of the market price for our shares.

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
◾our expectations regarding the timing, completion and anticipated benefits of the proposed business combination (the “Business Combination”) with Valaris Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Valaris”);
◾liquidity, including availability under our Secured Credit Facility, as defined in this periodic report, and adequacy of cash flows for our obligations;
◾the Amended and Restated Credit Agreement, as defined in this periodic report, including its expected effectiveness upon the closing of the Business Combination and the terms thereof, and availability of borrowings under the Secured Credit Facility established thereunder;
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
◾the availability of borrowings under our Secured Credit Facility, as well as the timing of any amendments thereto, including the satisfaction or waiver of the conditions to effectiveness of the Amended and Restated Credit Agreement not within our control; and
◾other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 27, 2026, we owned or had partial ownership interests in and operated 27 mobile offshore drilling units, consisting of 20 ultra-deepwater drillships and seven harsh environment semisubmersibles.

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

Significant Events

Agreement to acquire Valaris—On February 9, 2026, we and Valaris entered into a Business Combination Agreement (the "Agreement") providing for the Business Combination.  Pursuant to the Agreement, and on the terms and subject to the conditions thereof, we will acquire all of the issued and outstanding common shares, par value $0.01 each, of Valaris (the “Valaris Shares”) in exchange for Transocean Ltd. shares, par value $0.10 each, at an exchange ratio of 15.235 Transocean Ltd. shares for each Valaris Share.  See Notes to Condensed Consolidated Financial Statements—Note 1—Business.

Amended and Restated Credit Agreement—In October 15, 2026, we entered into an amended and restated bank credit agreement (the “Amended and Restated Credit Agreement”), which, upon its effectiveness, will amend and restate the existing credit agreement dated June 22, 2018 (the “Existing Credit Agreement”) that established our secured credit facility (the “Secured Credit Facility”) to, among other things, (a) extend the scheduled maturity date to October 2031 from June 2028, (b) increase the total amount of revolving commitments thereunder to $750 million from $510 million and (c) modify certain covenants and other terms thereunder.  The effectiveness of the Amended and Restated Credit Agreement is subject to the closing of the Business Combination and the satisfaction or waiver of other customary conditions.  See “—Liquidity and Capital Resources.”

Disposal of assets—In the nine months ended September 30, 2026, we completed the sale of the ultra-deepwater drillships Deepwater Champion, Discoverer India and the harsh environment semisubmersible Henry Goodrich, together with related assets, for aggregate net cash proceeds of $30 million.  See Notes to Condensed Consolidated Financial Statements—Note 6—Long-Lived Assets.

Disposal of investment in unconsolidated affiliate—In the three and nine months ended September 30, 2026, we completed the sale of our equity investment in Enhanced Well Technologies Group AS for cash proceeds of $39 million and recognized a gain of $19 million.  See Notes to Condensed Consolidated Financial Statements—Note 4—Unconsolidated Affiliate.

Debt redemption—In March 2026, we made a cash payment of $365 million, including an early redemption premium, to retire the outstanding $358 million aggregate principal amount of the 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”).  In October 2026, we made a cash payment of $168 million, including an early redemption premium, to retire the outstanding $165 million aggregate principal amount of the 8.00% senior secured notes due September 2028.  See “—Liquidity and Capital Resources” and Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

Benefit plan termination—In September 2026, we completed steps to effectuate the termination of our U.S. qualified defined benefit plan with the purchase of an insurance buy-out contract under which the insurance company assumed all benefit obligations under the plan.  In the three and nine months ended September 30, 2026, as a result of the transaction, we recognized a non-cash loss of $101 million ($62 million, net of tax) associated with the settlement of such benefit obligations.  See Notes to Condensed Consolidated Financial Statements—Note 8—Benefit Plan.

Exercised warrants—In April 2026, we issued 9.7 million Transocean Ltd. shares as net settlement of 22.2 million warrants exercised by holders to purchase our shares.  See Notes to Condensed Consolidated Financial Statements—Note 12—Equity.

Outlook

Drilling market—Our industry outlook remains positive, supported by numerous long-term forecasts indicating that hydrocarbons will continue to be the dominant source of energy for the foreseeable future.  Indeed, many operators are increasingly redirecting capital investment to the exploration and production of oil and gas, and away from non-core activities.  While we expect our customers to remain disciplined in their deployment of capital we believe that, to achieve their production and reserve replacement targets, they will continue to invest an increasing portion of their budgets in offshore drilling, and particularly in deepwater, where resource potential, production longevity, and project economics are favorable.

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

Although hydrocarbon prices remain sensitive to geopolitical events, macroeconomic conditions and policy decisions, and short-term supply fluctuations, we expect the overall economics of deepwater and harsh-environment projects to remain attractive.  These resources continue to generate competitive economic returns and are generally of lower carbon intensity compared to many other hydrocarbon sources.

Consistent with our prior expectations, overall tendering activity and contract awards increased during the first half of 2026, and we have continued to see many contract awards in the second half of 2026 for activity starting in 2027 and 2028.  We anticipate additional contract awards for projects commencing in 2027 and 2028 to be announced in the coming quarters.  Demand for ultra-deepwater rigs remains robust and is expanding geographically, with incremental opportunities emerging, for example, in West Africa, the Mediterranean Sea, Southeast Asia and India.  High-specification drillships that have historically operated in the U.S. Gulf are expected to mobilize to these regions as contract durations and commercial conditions become increasingly attractive.

Similarly, we expect demand for harsh environment rigs to remain strong through the end of the decade, driven primarily by activity in Norway – the largest market for these units – and by opportunities emerging in new geographies suited for harsh-environment capable rigs.  Several high-specification semisubmersible rigs that previously mobilized to other harsh environment regions, such as the Black Sea, and Australia, have or are expected to return to the Norwegian North Sea as project requirements and market conditions continue to improve.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of November 2, 2026, the uncommitted fleet rates for the remainder of 2026 and each of the four years in the period ending December 31, 2030 were as follows:

	2026	2027	2028	2029	2030
Uncommitted fleet rate
Ultra-deepwater floaters	15%	22%	56%	80%	93%
Harsh environment floaters	—%	8%	31%	47%	74%

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

	November 2,	August 5,	February 19,
	2026	2026	2026

	(in millions)
Contract backlog
Ultra-deepwater floaters	$5,189	$4,816	$4,477
Harsh environment floaters	2,777	1,916	1,587
Total contract backlog	$7,966	$6,732	$6,064

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

	Three months ended
	September 30,	June 30,	September 30,
	2026	2026	2025
Average daily revenue
Ultra-deepwater floaters	$442,100	$455,500	$460,200
Harsh environment floaters	$504,300	$510,000	$467,100
Total fleet average daily revenue	$462,600	$472,500	$462,300

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

	Three months ended
	September 30,	June 30,	September 30,
	2026	2026	2025
Revenue efficiency
Ultra-deepwater floaters	96.4%	95.7%	96.2%
Harsh environment floaters	97.7%	99.5%	100.8%
Total fleet average revenue efficiency	96.8%	97.0%	97.5%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2026	2026	2025
Rig utilization
Ultra-deepwater floaters	67.6%	72.6%	71.0%
Harsh environment floaters	95.1%	94.2%	90.6%
Total fleet average rig utilization	74.7%	78.2%	76.0%

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

In the three months ended September 30, 2026, rig utilization decreased as a result of three rigs that were idle or preparing for their next contract during the period.

Operating Results

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2026	2025	Change	% Change

	(in millions, except day amounts and percentages)
Operating days	1,856	2,108	(252)	(12)%
Average daily revenue	$462,600	$462,300	$300	—%
Revenue efficiency	96.8%	97.5%
Rig utilization	74.7%	76.0%

Contract drilling revenues	$937	$1,028	$(91)	(9)%

Operating and maintenance expense	(589)	(584)	(5)	(1)%
Depreciation and amortization expense	(146)	(161)	15	9%
General and administrative expense	(62)	(46)	(16)	(35)%
Loss on impairment of assets	—	(1,913)	1,913	nm
Gain (loss) on disposal of assets, net	3	(1)	4	nm
Operating income (loss)	143	(1,677)	1,820	nm

Other income (expense), net
Interest income	1	12	(11)	(92)%
Interest expense	(134)	(154)	20	13%
Other, net	(85)	(78)	(7)	(9)%
Loss before income taxes	(75)	(1,897)	1,822	96%
Income tax (expense) benefit	101	(26)	127	nm
Net income (loss)	$26	$(1,923)	$1,949	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the following decreases: (a) approximately $95 million resulting from rig utilization for the comparable fleet and (b) approximately $10 million resulting from revenue efficiency for the active fleet.  These decreases were partially offset by the following increases: (a) approximately $10 million resulting from reimbursement revenues and (b) approximately $5 million resulting from average daily revenues.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the following increases: (a) approximately $10 million resulting from reimbursable costs, (b) non-cash income of $10 million recognized in the earlier period resulting from a favorable legal outcome, (c) approximately $5 million resulting from asset maintenance costs and (d) approximately $5 million resulting from personnel costs.  These increases were partially offset by the following decreases: (a) approximately $10 million resulting from rigs sold and (b) approximately $10 million resulting from in-service costs related to additional services and contract preparation cost recognition and (c) approximately $5 million resulting from rig utilization for the comparable fleet.

Depreciation and amortization expense decreased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily resulting from rigs sold or classified as held for sale.

General and administrative costs and expenses increased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to $10 million of acquisition costs recognized in the current-year period with no comparable activity in the earlier year and $4 million of increased legal and professional fees unrelated to acquisition costs.

Impairment of assets—In the three months ended September 30, 2025, we recognized a loss on impairment of the ultra-deepwater floaters Deepwater Champion, Discoverer Americas, Discoverer Clear Leader and Discoverer India and the harsh environment floater Henry Goodrich together with related assets, which we determined were impaired at the time we classified them as held for sale.

Other income and expense—Interest expense decreased in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the following: (a) $39 million decreased interest resulting from debt repaid as scheduled or early retired, partially offset by (b) $10 million increased interest resulting from debt issued in the earlier year and (c) $8 million increased interest resulting from changes to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Exchangeable Bonds”).

Other expense, net, increased in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to (a) increased net periodic benefit costs of $101 million, primarily associated with the termination of our

U.S. qualified defined benefit plan completed in the current-year period, partially offset by (b) a loss of $75 million associated with the issuance of additional Transocean Ltd. shares to certain holders of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Exchangeable Bonds”) in the earlier year and (c) increased income of $19 million associated with our investments in the debt and equity of unconsolidated affiliates, primarily related to a gain on disposal of one of our equity investments in the current-year period.

Income tax expense or benefit—In the three months ended September 30, 2026 and 2025, our effective tax rate was 133.5 percent and (1.4) percent, respectively, based on income or loss before income taxes.  In the three months ended September 30, 2026 and 2025, the effect of various discrete period tax items was a net tax benefit of $134 million and $6 million, respectively.  In the three months ended September 30, 2026, such discrete items included changes to operating structures, various uncertain tax positions and valuation allowances, as well as the termination of our U.S. qualified defined benefit plan.  In the three months ended September 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances, rig ownership changes and rig basis changes related to impairments.  In the three months ended September 30, 2026 and 2025, our effective tax rate, excluding discrete items, was 97.5 percent and 34.8 percent, respectively, based on income before income taxes.

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

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2026	2025	Change	% Change

	(in millions, except day amounts and percentages)

Operating days	5,886	6,088	(202)	(3)%
Average daily revenue	$470,500	$455,100	$15,400	3%
Revenue efficiency	97.1%	96.6%
Rig utilization	79.9%	68.7%

Contract drilling revenues	$2,984	$2,922	$62	2%

Operating and maintenance expense	(1,803)	(1,801)	(2)	—%
Depreciation and amortization expense	(437)	(512)	75	15%
General and administrative expense	(167)	(145)	(22)	(15)%
Loss on impairment of assets	—	(3,049)	3,049	nm
Gain on disposal of assets, net	5	8	(3)	(38)%
Operating income (loss)	582	(2,577)	3,159	nm

Other income (expense), net
Interest income	23	30	(7)	(23)%
Interest expense	(390)	(382)	(8)	(2)%
Loss on retirement of debt	(11)	—	(11)	nm
Other, net	(78)	(101)	23	23%
Income (loss) before income taxes	126	(3,030)	3,156	nm
Income tax benefit	141	90	51	57%
Net income (loss)	$267	$(2,940)	$3,207	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following increases: (a) approximately $80 million resulting from average daily revenues, (b) approximately $35 million resulting from reimbursement revenues and (c) approximately $5 million resulting from revenue efficiency for the active fleet, partially offset by (d) approximately $60 million resulting from decreased rig utilization for the comparable fleet, considering seven idle rigs in the earlier year utilization that were classified as held for sale and sold since January 1, 2025.

Costs and expenses—Operating and maintenance costs and expenses increased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following increases: (a) approximately $35 million resulting from reimbursable costs and (b) approximately $35 million resulting from personnel costs.  These increases were partially offset by the following decreases: (a) a non-cash net loss of $24 million recognized in the earlier period resulting from certain legal outcomes, (b) approximately $20 million resulting from rigs sold, (c) approximately $10 million resulting from asset maintenance costs, (d) approximately $5 million resulting from in-service costs related to additional services and contract preparation cost recognition and (e) approximately $5 million resulting from rig utilization for the comparable fleet.

Depreciation and amortization expense decreased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a decrease of $79 million resulting from rigs sold or classified as held for sale.

General and administrative costs and expenses increased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following (a) $27 million of acquisition costs and (b) $4 million of integration costs, both of which were recognized in the current-year period with no comparable activity in the earlier year, partially offset by (c) $10 million resulting from decreased personnel costs.

Impairment of assets—In the nine months ended September 30, 2025, we recognized a loss on impairment of the ultra-deepwater floaters Deepwater Champion, Discoverer Americas, Discoverer Clear Leader, Discoverer India, Discoverer Luanda, GSF Development Driller I and the harsh environment floater Henry Goodrich, together with related assets, which we determined were impaired at the time we classified them as held for sale, and the ultra-deepwater floaters Development Driller III and Discoverer Inspiration, together with related assets, which were previously classified as held for sale and determined to be further impaired.

Other income and expense—Interest expense increased in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following: (a) $92 million increased interest resulting from changes to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% Exchangeable Bonds, (b) $30 million increased interest resulting from debt issued in the earlier year, partially offset by (c) $120 million decreased interest resulting from debt repaid as scheduled or early retired.

In the nine months ended September 30, 2026, we recognized a loss on retirement of the 8.375% Senior Secured Notes.

Other expense, net, decreased in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following: (a) a loss of $99 million associated with the issuance of additional Transocean Ltd. shares to certain holders of the 4.00% Exchangeable Bonds in the earlier year with no comparable activity in the current-year period and (b) increased income of $28 million associated with our investments in the debt and equity of unconsolidated affiliates, primarily related to a gain on disposal of one of our equity investments in the current-year period, partially offset by (c) increased net periodic benefit costs of $104 million, primarily associated with the termination of our U.S. qualified defined benefit plan completed in the current-year period.

Income tax expense or benefit—In the nine months ended September 30, 2026 and 2025, our effective tax rate was (112.3) percent and 3.0 percent, respectively, based on income or loss before income taxes.  In the nine months ended September 30, 2026 and 2025, the effect of various discrete period tax items was a net tax benefit of $271 million and $195 million, respectively.  In the nine months ended September 30, 2026, such discrete items included changes to operating structures, various uncertain tax positions and valuation allowances, as well as the termination of our U.S. qualified defined benefit plan.  In the nine months ended September 30, 2025, such discrete items included changes to various uncertain tax positions, valuation allowances, rig ownership changes and rig basis changes related to impairments.  In the nine months ended September 30, 2026 and 2025, our effective tax rate, excluding discrete items, was 49.9 percent and 86.6 percent, respectively, based on income or loss before income taxes.

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

Liquidity and Capital Resources

Sources and uses of cash

In the nine months ended September 30, 2026, our primary source of cash was net cash provided by operating activities and our primary uses of cash were debt repayments and capital expenditures.

	Nine months ended
	September 30,
	2026	2025	Change

	(in millions)
Cash flows from operating activities
Net income (loss)	$267	$(2,940)	$3,207
Non-cash items, net	435	3,530	(3,095)
Changes in operating assets and liabilities, net	(128)	(190)	62
	$574	$400	$174

Net cash provided by operating activities increased primarily due to (a) increased cash received from customers and (b) reduced cash paid for interest.

	Nine months ended
	September 30,
	2026	2025	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(95)	$(95)	$—
Deposits to short-term investments	(50)	—	(50)
Investment in equity of unconsolidated affiliate	(2)	—	(2)
Proceeds from disposal of assets, net of costs to sell	31	44	(13)
Proceeds from disposal of investment in debt and equity of unconsolidated affiliates	52	4	48
	$(64)	$(47)	$(17)

Net cash used in investing activities increased primarily due to (a) deposits to short-term investments in the current-year period and (b) decreased proceeds from disposal of assets, primarily resulting from the completion of the sale of two ultra-deepwater floaters and one harsh environment semisubmersible in the current-year period compared to the sale of four ultra-deepwater floaters in the prior-year period, partially offset by (c) proceeds from disposal of investments in debt and equity of unconsolidated affiliates, primarily related to the disposal of an equity investment in Enhanced Well Technologies Group AS in the current-year period.

	Nine months ended
	September 30,
	2026	2025	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(718)	$(450)	$(268)
Proceeds from issuance of shares, net of issue costs	—	421	(421)
Other, net	(5)	(15)	10
	$(723)	$(44)	$(679)

Net cash used in financing activities increased primarily due to (a) net proceeds from the issuance of Transocean Ltd. shares in a secondary offering in the earlier year and (b) increased cash used to repay debt, primarily resulting from the redemption of the outstanding $358 million aggregate principal amount of the 8.375% Senior Secured Notes in the current-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt installments and maturities or other debt-related deposits or reservations of unrestricted cash.  At September 30, 2026, we had $499 million in unrestricted cash and cash equivalents and $285 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

Under the Existing Credit Agreement, we have a Secured Credit Facility that provides us with a borrowing capacity of $510 million through its maturity in June 2028.  Borrowings are guaranteed by Transocean Ltd. and certain subsidiaries and secured by, among other things, a lien on eight of our ultra-deepwater drillships and two of our harsh environment semisubmersibles.  The Existing Credit Agreement also contains certain restrictive covenants, including a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0 and a minimum liquidity requirement of $200 million, among others.  The Existing Credit Agreement restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, us to pay dividends and repurchase our shares.

On October 15, 2026, we entered into the Amended and Restated Credit Agreement, which, upon its effectiveness, will amend and restate the bank credit agreement that established our Secured Credit Facility to, among other things, (a) extend the scheduled maturity date to October 2031 from June 2028, (b) increase the total amount of revolving commitments thereunder to $750 million from $510 million and (c) modify certain covenants and other terms thereunder.  Under the Amended and Restated Credit Agreement, borrowings will continue to be guaranteed by Transocean Ltd. and certain subsidiaries and secured by certain drilling rigs and related collateral.  The effectiveness of the Amended and Restated Credit Agreement is subject to the closing of the Business Combination and the satisfaction or waiver of other conditions customary for a secured credit facility.  We expect the Amended and Restated Credit Agreement to become effective upon the closing of the Business Combination or shortly thereafter; however, we can provide no assurance as to whether or when the Business Combination will close or whether the other conditions to effectiveness will be satisfied or waived.  Until the Amended and Restated Credit Agreement becomes effective, our Existing Credit Agreement will remain in full force and effect on its current terms, as described above, and we expect to continue to have access to borrowings thereunder, subject to its terms.  The lenders’ commitments under the Amended and Restated Credit Agreement will automatically terminate if the conditions to its effectiveness are not satisfied or waived by May 9, 2027, and, unless otherwise amended or refinanced, our Existing Credit Agreement would remain in effect in accordance with its terms, including its scheduled maturity in June 2028.  For more information about our Secured Credit Facility, the Existing Credit Agreement, the Amended and Restated Credit Agreement and our outstanding debt instruments, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

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

Debt and equity markets—From time to time, we seek to access the capital markets in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity position.  For example, we have completed multiple debt and equity transactions, including tender offers, redemptions, exchanges and retirement of existing debt.  Subject to then-existing market conditions and our expected liquidity needs, among other factors, we may also use existing unrestricted cash balances, cash flows from operating activities, or proceeds from asset sales to manage our capital structure, including by purchasing or exchanging any of our debt or equity securities in the open market, in privately negotiated transactions, or through tender or exchange offers, or by redeeming any of our outstanding debt securities pursuant to the terms of the applicable governing document, if applicable.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.  For more information about our debt and equity transactions, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt and Note 12—Equity.

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

Drilling fleet—From time to time, we review possible acquisitions of businesses and drilling rigs, as well as noncontrolling ownership interests in other companies, and we may make significant future capital commitments for such purposes.  We may also consider investments related to major rig upgrades, new rig construction, or the acquisition of a rig under construction.  Any such acquisition or investment has involved, and in the future could involve, the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  Our failure to subsequently secure drilling contracts in these instances, if not already secured, could have an adverse effect on our results of operations or cash flows.  For information about our Agreement to acquire Valaris, see Notes to Condensed Consolidated Financial Statements—Note 1—Business.

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

From time to time, we may review the possible disposition of certain drilling assets.  In the nine months ended September 30, 2026, we completed the disposal of two ultra-deepwater drillships and one harsh environment semisubmersible, together with related assets, in sales for recycling.  Depending on market conditions and expectations, we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Condensed Consolidated Financial Statements—Note 6—Long-Lived Assets.

Contractual obligations and other commercial commitments—As of September 30, 2026, with exception to (a) our redemption and early retirement of the outstanding $358 million aggregate principal amount of the 8.375% Senior Secured Notes and (b) the termination of our U.S. qualified defined benefit plan, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025.  For additional information about our debt obligations, including scheduled maturities and early retirement, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.  For additional information about our benefit plan obligations, see Notes to Condensed Consolidated Financial Statements—Note 8—Benefit Plan.

Critical Accounting Policies and Estimates

As of September 30, 2026, there have been no material changes to the critical accounting policies and estimates that we use as a basis for applying judgments, assumptions and estimates to prepare our condensed consolidated financial statements, as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes that are subject to changes resulting from new legislation, interpretation or guidance.  From time to time, as a result of these changes, we may revise previously evaluated tax positions, which could cause us to adjust our recorded tax assets and liabilities.  Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We intend to defend our tax positions vigorously.  Although we can provide no assurance as to the outcome of the aforementioned changes, examinations or assessments, we do not expect the ultimate liability to have a material adverse effect on our financial position or results of operations; however, it could have a material adverse effect on our cash flows.  See Notes to Condensed Consolidated Financial Statements—Note 9—Income Taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to equity price risk related to our exchangeable bonds and currency exchange rate risk related to our international operations.  With exception to the following, there have been no material changes to our market risks as previously disclosed in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2025.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of September 30, 2026 (in millions, except interest rate percentages):

	Twelve months ending September 30,
	2027	2028	2029	2030	2031	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$467	$327	$1,277	$411	$1,296	$1,197	$4,975	$5,183
Average interest rate	7.29%	7.63%	7.56%	8.75%	8.19%	7.44%

At September 30, 2026 and December 31, 2025, the fair value of our outstanding debt was $5.18 billion and $5.76 billion, respectively.  During the nine months ended September 30, 2026, the fair value of our debt decreased by $572 million due to the following: (a) a decrease of $366 million resulting from early redemption of the 8.375% senior secured notes due February 2028 and (b) a decrease of $366 million resulting from the repayment of debt in scheduled installments, partially offset by (c) a net increase of $160 million resulting from changes in the market prices of our outstanding debt.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2026, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
July 2026	—	$—	—	$3,880
August 2026	—	—	—	3,880
September 2026	—	—	—	3,880
Total	—	$—	—	$3,880
(a)In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  At September 30, 2026, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.88 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.
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

Item 6.	Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
2.1	Business Combination Agreement, dated as of February 9, 2026, between Transocean Ltd. and Valaris Limited	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 10, 2026
3.1	Articles of Association of Transocean Ltd., amended as of May 22, 2026	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 26, 2026
3.2	Organizational Regulations of Transocean Ltd., as amended, effective as of July 1, 2026	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 26, 2026

Number	Description	Location
10.1	Amended and Restated Credit Agreement, dated October 15, 2026, among Transocean International Limited, Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on October 15, 2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025; (ii) our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025; (iii) our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025; (iv) our condensed consolidated statements of equity for the three and nine months ended September 30, 2026 and 2025; (v) our condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline Extensible Business Reporting Language	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 3, 2026.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jason Pack
Jason Pack
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)